Form 10-Q
period 1994-03-31
JUSTIN INDUSTRIES INC
filed 1994-05-06
CIK 54182

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                            ________________________


            (X)  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1994

                                       or

            ( )  Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
             For the transition period from __________ to __________

                            ________________________


                          Commission file number 0-3041

                  IRS Employer Identification Number 75-0102185

                             JUSTIN INDUSTRIES, INC.

                              (a Texas Corporation)
                              2821 West 7th Street
                             Fort Worth, Texas 76107
                            Telephone: (817) 336-5125


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  (XX)    NO  ( )

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 27,174,075 shares of the Company's Common Stock ($2.50 par value) were outstanding as of April 30, 1994.

================================================================================

                             JUSTIN INDUSTRIES, INC.

                                      Index

                                                                       Page No.
                                                                       --------
PART I.     FINANCIAL INFORMATION

            Financial Statements:
               Consolidated Balance Sheet
                 March 31, 1994 and December 31, 1993                      3
               Consolidated Statement of Income
                 Three Months Ended March 31, 1994 and 1993                4
               Consolidated Statement of Shareholders' Equity
                 Three Months Ended March 31, 1994 and 1993                4
               Consolidated Statement of Cash Flows
                 Three Months Ended March 31, 1994 and 1993                5
            Notes to Consolidated Financial Statements                     6
            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7

PART II.    OTHER INFORMATION                                              9

SIGNATURE                                                                  9







All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                        2
================================================================================

                             JUSTIN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             In Thousands of Dollars

                                                     March 31,     December 31,
                                                       1994            1993
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS
- - ------
Current assets:
  Cash                                                 $  1,591        $ 10,587
  Accounts receivable, less allowance for
    doubtful accounts of $3,102 and $3,014,
    respectively                                         73,919          76,966
  Inventories:
     Finished goods                                     109,996         103,261
     Work-in-process                                      8,961           9,971
     Raw materials                                       33,998          32,042
                                                   ------------    ------------
       Total inventories                                152,955         145,274
  Income taxes                                            5,416           5,750
  Prepaid expenses                                        2,122           1,517
                                                   ------------    ------------
          Total current assets                          236,003         240,094
Assets held for sale                                      5,523           5,523
Investments and other assets, at cost                    20,722          20,793
Property, plant, and equipment, at cost:
  Land                                                   16,658          16,658
  Buildings and equipment                               197,224         196,575
  Construction-in-progress                                3,457           2,206
                                                   ------------    ------------
                                                        217,339         215,439
  Less accumulated depreciation                         137,298         135,169
                                                   ------------    ------------
     Net property, plant, and equipment                  80,041          80,270
                                                   ------------    ------------
                                                       $342,289        $346,680
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                               $  2,000        $      -
  Trade accounts payable                                 15,935          16,088
  Accrued payroll items                                   8,818           7,702
  Other accrued items                                    28,697          25,120
  Dividends payable                                       1,087           1,086
  Current portion of long-term debt                       4,438           4,905
                                                   ------------    ------------
     Total current liabilities                           60,975          54,901
Long-term debt, less current portion                     72,330          88,504
Deferred income taxes                                    14,472          14,472
Shareholders' equity:
  Voting preferred stock, $2.50 par value;
    1,000,000 shares authorized - Series Two
    convertible, 100 shares issued and outstanding            -               -
  Common stock, $2.50 par value; 100,000,000
    shares authorized, 27,869,888 shares issued          69,674          69,674
  Capital in excess of par value                         17,040          17,047
  Retained earnings                                     113,620         108,038
  Treasury stock, at cost, 695,813 and 713,402
     shares, respectively                                (5,822)         (5,956)
                                                   ------------    ------------
       Total shareholders' equity                       194,512         188,803
                                                   ------------    ------------
                                                       $342,289        $346,680
                                                   ============    ============

                 See notes to consolidated financial statements.

                                        3

================================================================================

                             JUSTIN INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 In Thousands of Dollars (Except Per Share Data)

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                              1994       1993
                                                            -------    -------
                                                               (Unaudited)
Net sales:
  Building materials                                        $46,857    $37,815
  Footwear                                                   63,034     72,290
                                                            -------    -------
                                                            109,891    110,105
Costs and expenses:
  Cost of goods sold                                         72,896     75,929
  Selling, general, and administrative expenses              25,609     24,141
  Interest expense                                              801        960
                                                            -------    -------
                                                             99,306    101,030
                                                            -------    -------
Income before income taxes and cumulative effect on prior
  years of change in accounting for income taxes             10,585      9,075
Provision for income taxes                                    3,916      3,449
                                                            -------    -------
Income before cumulative effect on prior years of change
  in accounting for income taxes                              6,669      5,626
Cumulative effect on prior years of change in accounting
  for income taxes                                                -      1,106
                                                            -------    -------
Net income                                                   $6,669     $6,732
                                                            =======    =======
Earnings per share:
  Before cumulative effect on prior years of change in
    accounting for income taxes                              $  .24     $  .20
                                                            =======    =======
  Net income                                                 $  .24     $  .24
                                                            =======    =======

                             JUSTIN INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   Three Months Ended March 31, 1994 and 1993
                 In Thousands of Dollars (Except Per Share Data)

                                        Capital
                                          In
                                        Excess                           ESOP
                      Pre-                of                             Loan
                     ferred   Common      Par     Retained   Treasury   Guaran-
                     Stock     Stock     Value    Earnings    Stock       tee
- - -------------------  ------   -------   -------   --------   --------   -------
    (Unaudited)
Balance January 1,
  1994                $   -   $69,674   $17,047   $108,038   $ (5,956)  $     -
Net income                -         -         -      6,669          -         -
Purchase of 2,046
  shares of stock
  for treasury            -         -         -          -        (30)        -
Exercise of stock
  options                 -         -        (7)         -        164         -
Cash dividend
  declared
  ($.04 per share)        -         -         -     (1,087)         -         -
                     ------   -------   -------   --------   --------   -------
Balance March 31,
  1994               $    -   $69,674   $17,040   $113,620   $ (5,822)  $     -
                     ======   =======   =======   ========   ========   =======

Balance January 1,
  1993               $    -   $34,837   $16,510   $110,072   $ (5,899)  $  (250)
Net income                -         -         -      6,732          -         -
Purchase of 4,755
  shares of stock
  for treasury            -         -         -          -       (213)        -
Exercise of stock
  options                 -         -       157          -        332         -
ESOP repayment of
  debt                    -         -         -          -          -       125
Cash dividend
  declared
  ($.04 per share)        -         -         -     (1,082)         -         -
                     ------   -------   -------   --------   --------   -------
Balance March 31,
  1993               $    -   $34,837   $16,667   $115,722   $ (5,780)  $  (125)
                     ======   =======   =======   ========   ========   =======

                 See notes to consolidated financial statements.

                                        4

================================================================================

                             JUSTIN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             In Thousands of Dollars

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1994        1993
                                                          --------    --------
                                                               (Unaudited)

Operating activities:
  Net income                                               $ 6,669     $ 6,732
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                           3,340       3,273
      Provision for losses on accounts receivable              230         323
      Gain on sale of property, equipment and other
        assets                                                 (50)        (37)
      Cumulative effect of change in accounting
        principle                                                -      (1,106)
      Changes in assets and liabilities:
        Decrease in accounts receivable                      2,817       8,100
        Increase in inventories                             (7,681)    (11,390)
        (Increase) decrease in other current assets           (271)      2,387
        Increase in accounts payable and accrued
          expenses                                           4,540       9,989
        Net increase in long-term assets and liabilities
          due to adoption of FAS 109                             -         107
                                                          --------    --------
                Net cash provided from operating
                  activities                                 9,594      18,378

Investing activities:
  Proceeds from the sale of property, equipment and
    other assets                                                66          64
  Capital expenditures                                      (3,136)     (3,155)
  Decrease in investments and other assets, including
    reclassifications                                           80         331
                                                          --------    --------
                Cash used in investing activities           (2,990)     (2,760)

Financing activities:
  Additions to debt                                          2,000       2,000
  Repayment of debt                                        (16,641)    (17,051)
  Dividends paid                                            (1,086)       (945)
  Purchases of treasury stock                                  (30)       (213)
  Exercise of stock options                                    157         489
                                                          --------    --------
                Cash used in financing activities          (15,600)    (15,720)
                                                          --------    --------
Net decrease in cash                                        (8,996)       (102)
Cash at beginning of period                                 10,587       2,393
                                                          --------    --------
Cash at end of period                                      $ 1,591     $ 2,291
                                                          ========    ========

                 See notes to consolidated financial statements.

                                        5

================================================================================

                             JUSTIN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the company's significant accounting policies is presented on page 21 of its 1993 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the company during 1994.

   In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, cash flows, and shareholders' equity of Justin Industries, Inc. for interim periods.

LONG-TERM DEBT

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of March 31, 1994, the company was in compliance with all such requirements and restrictions.

EARNINGS PER SHARE

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 27,864,000 in 1994 and 28,032,000 in 1993. Earnings and dividends per share for 1993 have been restated to reflect a 2-for-1 stock split effective May 18, 1993.

                                        6

================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   SALES - Consolidated net sales for the three months ended March 31, 1994 of $109.9 million were .2% below the record high of $110.1 million in 1993's first quarter.

      BUILDING MATERIALS SEGMENT SALES - Sales in the Building Materials segment increased $9 million or 23.9% over the first quarter of 1993 as each of the businesses, Acme Brick Company ("Acme"), Featherlite Building Products Corporation ("Featherlite") and Tradewinds Technologies, Inc. (Tradewinds), posted significant increases. Continuing increases in the level of residential construction and relatively mild winter weather enabled Acme to ship more brick than in any previous first quarter in history. Revenues were also positively affected by overall higher brick prices than one year ago due to pricing increases throughout 1993. Acme's sales of purchased products also reached a new first quarter record. Commercial construction activity in areas served by Featherlite is also ahead of last year's pace. This market growth provided the impetus for improved concrete block and cut limestone sales levels. Tradewinds' first quarter revenues were also an all-time high. Sales were boosted by favorable weather and new products.

      FOOTWEAR SEGMENT SALES - Total Footwear sales for the three months ended March 31, 1994 declined 12.8% to $63 million from 1993's first quarter record high of $72.3 million. All three operations, Justin Boot Company, Nocona Boot Company and Tony Lama Company, Inc., experienced a slower first quarter in 1994. While the expected strength of the core market western boot business and continued growth in the Chippewa product line have materialized, sales in the fashion market declined. This slowdown was exacerbated by the severe weather conditions in the Northeast and the Southern California earthquake.

   COSTS AND EXPENSES - The consolidated ratio of cost of goods sold to sales was 66.3% in the first quarter of 1994 versus 69% in the 1993 comparable period. Building Materials' ratio of cost of sales to sales was 59.3% in the first quarter of 1994, compared to 67% in the first quarter of 1993. The primary reason for this improvement was higher average brick prices and greater unit sales and production volume at Acme. The ratio of cost of goods sold to sales in the Footwear businesses was 71.6% versus 70% in 1993. The most significant factor affecting the margin decline was the reduction in sales volume.

   Selling, general and administrative expenses increased to 23.3% of sales in the first quarter of 1994 compared to 21.9% in the first quarter of 1993. Approximately one-half of the increase was due to general inflation, with the remainder attributable to higher costs in the Building Materials operations necessary to support increased levels of business.

   Interest expense declined 16.6% in the first quarter to $801,000 from $960,000 in the first three months of 1993. The reduction is attributable to lower average debt levels during the period as the average effective rates were virtually the same.

   PROVISION FOR INCOME TAXES - The Company's provision for income tax was 37% of pre-tax income in the first quarter of 1994, which is the current estimated effective rate for the full year. In 1993's first quarter, a rate of 38% was used.
                                        7

================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


FINANCIAL CONDITION AND LIQUIDITY

   At March 31, 1994, working capital amounted to $175 million versus $185.2 million at December 31, 1993. Cash decreased from $10.6 million at year end to $1.6 million at the end of 1994's first quarter. These funds were used to pay down debt. Other components of working capital experienced normal seasonal changes. Accounts receivable declined due to significant payments by Footwear customers early in the year, and inventories increased from the seasonal lows at year end.

   Cash provided by operating activities in the first quarter of 1994 totalled $9.6 million. These funds were used primarily to reduce debt, acquire fixed assets and pay dividends.

   In the first quarter of 1994, total interest-bearing debt declined to $78.8 million from $93.4 million at year end 1993. This reduction lowered the ratio of long-term debt-to-equity to .37 to 1 from .47 to 1 at year end. Borrowings should increase over the next two quarters to finance the seasonal working capital needs. At March 31, 1994, unused credit facilities totalled $58 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the first quarter of 1994 and 1993 amounted to $.04 a share.

                                        8

================================================================================

                             JUSTIN INDUSTRIES, INC.

                           PART II:  OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

   The company is not presently involved in any lawsuits seeking damages relating to the normal conduct of its business that if adversely determined would have a material effect on the consolidated financial statements.

ITEM 4    RESULTS OF VOTES OF SECURITY HOLDERS

   The information required by this item has been provided in the company's definitive proxy statement for its annual meeting of shareholders held March 18, 1994.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

   None




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.



/S/  RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer





Dated this 6th day of May 1994.

                                        9

================================================================================