Form 10-Q
period 1994-06-30
JUSTIN INDUSTRIES INC
filed 1994-08-09
CIK 54182

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                            ________________________


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1994

                                       or

            [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
             For the transition period from __________ to __________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  (X)     NO  ( )

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 27,176,075 shares of the Company's Common Stock ($2.50 par value) were outstanding as of July 31, 1994.

================================================================================

                                    (PAGE 2)

                             JUSTIN INDUSTRIES, INC.

                                      Index

                                                                       Page No.
PART I.   FINANCIAL INFORMATION

          Financial Statements:
           Consolidated Balance Sheet
             June 30, 1994 and December 31, 1993                           3
           Consolidated Statement of Income
             Three Months and Six Months Ended June 30, 1994 and 1993 4 Consolidated Statement of Shareholders' Equity
             Six Months Ended June 30, 1994 and 1993                       4
           Consolidated Statement of Cash Flows
             Six Months Ended June 30, 1994 and 1993                       5
           Notes to Consolidated Financial Statements                      6
           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7

PART II.   OTHER INFORMATION                                               9

SIGNATURE                                                                  9



All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

================================================================================

                                    (PAGE 3)

                                    JUSTIN INDUSTRIES, INC.
                                   CONSOLIDATED BALANCE SHEET
                                    In Thousands of Dollars
                                                                         June 30,      December 31,
                                                                           1994            1993
                                                                       ------------    ------------
                                                                       (Unaudited)
ASSETS
- - ------
Current assets:
  Cash                                                                      $1,640          $10,587
  Accounts receivable, less allowance for doubtful
    accounts of $3,284 and $3,014, respectively                             80,485           76,966
  Inventories:
    Finished goods                                                         114,490          103,261
    Work-in-process                                                          8,719            9,971
    Raw materials                                                           31,605           32,042
                                                                      ------------     ------------
      Total inventories                                                    154,814          145,274
  Income taxes                                                               7,990            5,750
  Prepaid expenses                                                           2,083            1,517
                                                                      ------------     ------------
          Total current assets                                             247,012          240,094
Assets held for sale                                                         5,523            5,523
Investments and other assets, at cost                                       20,576           20,793
Property, plant, and equipment, at cost:
  Land                                                                      16,676           16,658
  Buildings and equipment                                                  200,097          196,575
  Construction-in-progress                                                   3,443            2,206
                                                                      ------------     ------------
                                                                           220,216          215,439
  Less accumulated depreciation                                            139,546          135,169
                                                                      ------------     ------------
    Net property, plant, and equipment                                      80,670           80,270
                                                                      ------------     ------------
                                                                          $353,781         $346,680
                                                                      ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Trade accounts payable                                                   $13,888          $16,088
  Accrued payroll items                                                      9,000            7,702
  Other accrued items                                                       29,701           25,120
  Dividends payable                                                          1,087            1,086
  Current portion of long-term debt                                          4,433            4,905
                                                                      ------------     ------------
    Total current liabilities                                               58,109           54,901
Long-term debt, less current portion                                        78,319           88,504
Deferred income taxes                                                       14,472           14,472
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                                                -                -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                                    69,674           69,674
  Capital in excess of par value                                            17,039           17,047
  Retained earnings                                                        121,985          108,038
  Treasury stock, at cost, 695,313 and 713,402 shares, respectively        (5,817)          (5,956)
                                                                      ------------     ------------
      Total shareholders' equity                                           202,881          188,803
                                                                      ------------     ------------
                                                                          $353,781         $346,680
                                                                      ============     ============

                         See notes to consolidated financial statements.

================================================================================

                                    (PAGE 4)

                                                     JUSTIN INDUSTRIES, INC.
                                                CONSOLIDATED STATEMENT OF INCOME
                                         In Thousands of Dollars (Except Per Share Data)
                                                                                    Three Months Ended       Six Months Ended
                                                                                         June 30,                June 30,
                                                                                   ---------------------   ---------------------
                                                                                      1994        1993        1994        1993
                                                                                   ---------   ---------   ---------   ---------
                                                                                        (Unaudited)             (Unaudited)
Net sales:
  Building materials                                                                 $58,042     $48,045    $104,899     $85,860
  Footwear                                                                            56,852      68,023     119,886     140,313
                                                                                   ---------   ---------   ---------   ---------
                                                                                     114,894     116,068     224,785     226,173
Costs and expenses:
  Cost of goods sold                                                                  73,745      77,200     146,641     153,129
  Selling, general, and administrative expenses                                       25,326      25,196      50,935      49,337
  Interest expense                                                                       819         989       1,620       1,949
                                                                                   ---------   ---------   ---------   ---------
                                                                                      99,890     103,385     199,196     204,415
                                                                                   ---------   ---------   ---------   ---------
Income before income taxes and cumulative effect on prior
  years of change in accounting for income taxes                                      15,004      12,683      25,589      21,758
Provision for income taxes                                                             5,552       4,819       9,468       8,268
                                                                                   ---------   ---------   ---------   ---------
Income before cumulative effect on prior years of
  change in accounting for income taxes                                                9,452       7,864      16,121      13,490
Cumulative effect on prior years of change in
  accounting for income taxes                                                              -           -           -       1,106
                                                                                   ---------   ---------   ---------   ---------
Net income                                                                            $9,452      $7,864     $16,121     $14,596
                                                                                   =========   =========   =========   =========
Earnings per share:
  Before cumulative effect on prior years of change
    in accounting for income taxes                                                      $.34        $.28        $.58        $.48
                                                                                   =========   =========   =========   =========
  Net income                                                                            $.34        $.28        $.58        $.52
                                                                                   =========   =========   =========   =========

                                                     JUSTIN INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                             Six Months Ended June 30, 1994 and 1993
                                         In Thousands of Dollars (Except Per Share Data)
                                                                                   Capital In
                                                           Preferred     Common    Excess of    Retained    Treasury   ESOP Loan
                                                             Stock       Stock     Par Value    Earnings     Stock     Guarantee
- - -----------------------------------------                  ---------   ---------   ---------   ---------   ---------   ---------
              (Unaudited)
Balance January 1, 1994                                         $  -     $69,674     $17,047    $108,038     $(5,956)       $  -
Net income                                                         -           -           -      16,121           -           -
Exercise of stock options                                          -           -          (8)          -         139           -
Cash dividends declared ($.08 per share)                           -           -           -      (2,174)          -           -
                                                           ---------   ---------   ---------   ---------   ---------   ---------
Balance June 30, 1994                                           $  -     $69,674     $17,039    $121,985     $(5,817)       $  -
                                                           =========   =========   =========   =========   =========   =========

Balance January 1, 1993                                         $  -     $34,837     $16,510    $110,072     $(5,899)      $(250)
Net income                                                         -           -           -      14,596           -           -
Issuance of 13,934,944 shares in connection
  with a 2-for-1 stock split effected in the
  form of a 100% stock dividend                                    -      34,837           -     (34,837)          -           -
Exercise of stock options                                          -           -         482           -        (196)          -
ESOP repayment of debt                                             -           -           -           -           -         125
Cash dividends declared ($.08 per share)                           -           -           -      (2,167)          -           -
                                                           ---------   ---------   ---------   ---------   ---------   ---------
Balance June 30, 1993                                           $  -     $69,674     $16,992     $87,664     $(6,095)      $(125)
                                                           =========   =========   =========   =========   =========   =========

                                        See notes to consolidated financial statements.

================================================================================

                                    (PAGE 5)

                                   JUSTIN INDUSTRIES, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                   In Thousands of Dollars
                                                                            Six Months Ended
                                                                                June 30,
                                                                         ----------------------
                                                                            1994         1993
                                                                         ---------    ---------
                                                                               (Unaudited)
Operating activities:
  Net income                                                               $16,121      $14,596
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                           6,749        6,662
      Provision for losses on accounts receivable                              431        1,476
      (Gain) loss on sale of property, equipment, and other assets              22         (174)
      Cumulative effect of change in accounting principle                        -       (1,106)
      Changes in assets and liabilities:
        Increase in accounts receivable                                     (3,950)      (2,622)
        Increase in inventories                                             (9,540)     (17,467)
        Increase in other current assets                                    (2,806)      (1,556)
        Increase in accounts payable and accrued expenses                    3,679        7,436
        Net increase in long-term assets and liabilities
          due to adoption of FAS 109                                             -          107
                                                                         ---------    ---------
                Net cash provided from operating activities                 10,706        7,352

Investing activities:
  Proceeds from the sale of property, equipment, and other assets              415          556
  Capital expenditures                                                      (7,616)      (8,198)
  Increase in investments and other assets, including reclassifications        247          625
                                                                         ---------    ---------
                Cash used in investing activities                           (6,954)      (7,017)
Financing activities:
  Additions to debt                                                          9,500       22,000
  Repayment of debt                                                        (20,157)     (20,065)
  Dividends paid                                                            (2,173)      (2,027)
  Exercise of stock options                                                    131          286
                                                                         ---------    ---------
                Cash provided from (used in) financing activities          (12,699)         194
                                                                         ---------    ---------
  Net increase (decrease) in cash                                           (8,947)         529
Cash at beginning of period                                                 10,587        2,393
                                                                         ---------    ---------
Cash at end of period                                                       $1,640       $2,922
                                                                         =========    =========

                       See notes to consolidated financial statements.

================================================================================

                                    (PAGE 6)

                             JUSTIN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1994


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

LONG-TERM DEBT

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth and restrictions on redemption of outstanding stock and change in control of the company. As of June 30, 1994, the company was in compliance with all such requirements and restrictions.

EARNINGS PER SHARE

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 27,826,000 in 1994 and 28,005,000 in 1993.

SUBSEQUENT EVENT

   Effective August 1, 1994, the Company purchased American Tile Supply Company and its related companies ("American Tile") for a total purchase price of approximately $16 million. American Tile distributes floor and wall tile primarily in Texas and has annual revenues of approximately $32,000,000. Eleven million dollars of the purchase price was financed through the Company's existing credit facilities. Subordinated notes were issued to the sellers for the remaining $5 million.

================================================================================

                                    (PAGE 7)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the second quarter of 1994 were $114.9 million versus $116.1 million for the same quarter in 1993, a decrease of about 1%. Consolidated net sales were $224.8 million for the six months ended June 30, 1994, .6% below the record high of $226.1 million in 1993's first six months.

      Building Materials Segment Sales - Sales in the Building Materials segment for 1994's second quarter increased 20.8% or $10 million over the same quarter of 1993. For the six months ended June 30, 1994, net sales increased 22.2% or $19 million over the same period in 1993. All three companies in the segment, Acme Brick Company ("Acme"), Featherlite Building Products Corporation ("Featherlite"), and Tradewinds Technologies, Inc. ("Tradewinds") posted significant increases. Continuing increases in the level of residential construction and relatively dry weather enabled Acme to continue record breaking levels of shipments. Revenues were also positively affected by higher average brick prices compared to one year ago due to selling price increases in selected markets going into effect over the past twelve months. Acme's sales of purchased products also reached a new second quarter record. Commercial construction activity in areas served by Featherlite is also ahead of last year's pace as indicated by improved concrete block and cut limestone sales levels. Tradewinds also posted increased revenues for the 1994 six month period compared to the six months ended June 30, 1993.

      Footwear Segment Sales - Total Footwear sales for the quarter ended June 30, 1994 declined 16.4% to $56.9 million from 1993's second quarter of $68 million. For the six months ended June 30, 1994, revenues were 14.6% behind the same period a year ago. All three operations, Justin Boot Company, Nocona Boot Company and Tony Lama Company, Inc., experienced a slower second quarter in 1994. While the core market men's western boot business and Chippewa line continue to do well, sales in the fashion markets and women's lines have declined.

   Costs and Expenses - The consolidated ratio of cost of goods sold to sales improved to 64.2% in the second quarter of 1994 versus 66.5% in the same quarter of 1993. For the six month periods ended June 30, 1993 and 1994, cost of goods sold to sales improved from 67.7% to 65.2%, respectively. Building Materials' ratio improved from 60.4% in 1993's second quarter to 58.2% in the second quarter of 1994. During the first six months of 1994, the ratio for Building Materials improved to 58.7% from 63.3% for the same period in 1993. The primary reasons for these improvements were higher average brick prices and greater unit sales and production volume at Acme. The ratios of cost of goods sold to sales in the Footwear businesses were 70.3% for the second quarter of 1994 versus 70.8% for the second quarter of 1993. For the six month periods ended June 30, the ratios were 71% in 1994 and 70.4% in 1993. Improvement in the second quarter over the same period in 1993 was primarily due to overhead expense reductions.

   Selling, general and administrative expenses increased to 22% of sales in the second quarter of 1994 compared to 21.7% in the second quarter of 1993. For the first six months of 1994, such expenses were 22.7% of sales compared to 21.8% during the first six months of 1993. The increases are primarily due to greater selling expenditures, including advertising and promotion in the brick operations.

   Interest expense declined 17.2% in the second quarter to $819,000 from $989,000 in the second three month period of 1993. During the six months ended June 30, 1994 compared to the same period in 1993, interest expense decreased $329,000 or 16.9%. The reductions are attributable to lower average debt levels during the period as the average effective rates were slightly higher.

================================================================================

                                    (PAGE 8)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


   Provision for Income Taxes - The Company's provision for income tax was 37% of pre-tax income in the second quarter and for the first six months of 1994, which is the current estimated effective rate for the full year. During the same periods in 1993, a rate of 38% was used.

FINANCIAL CONDITION AND LIQUIDITY

   At June 30, 1994, working capital amounted to $188.9 million versus $185.2 million at December 31, 1993. Cash decreased from $10.6 million at year-end 1993 to $1.6 million at the end of 1994's second quarter. During the first six months of 1994, net cash of $10.7 million was provided from operations after usage for the seasonal increase in accounts receivable and inventories. Remaining cash was used to pay down debt, purchase capital equipment, and pay cash dividends to shareholders.

   Total interest-bearing debt declined to $82.8 million from $93.4 million at year end 1993. This reduction lowered the ratio of long-term debt-to-equity to .39 to 1 from .47 to 1 at year end. Borrowings should increase during the next quarter to finance seasonal working capital needs. At June 30, 1994, unused credit facilities totaled $52 million, an amount well above the company's estimated requirements. Effective August 1, 1994, the Company purchased American Tile Supply and its related companies for a total purchase price of $16 million. Eleven million dollars of the purchase price will be financed through the Company's existing credit facilities, while subordinated notes will be issued to the sellers for the remaining $5 million.

   Cash dividends declared in the second quarter of 1994 and 1993 amounted to $.04 a share. During each of the six month periods ended June 30 in 1994 and 1993, dividends were declared amounting to $.08 a share.

================================================================================

                                    (PAGE 9)

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


JUSTIN INDUSTRIES, INC.



S/RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer





Dated this 9th day of August 1994.