Form 10-Q
period 1994-09-30
JUSTIN INDUSTRIES INC
filed 1994-11-14
CIK 54182

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                            ________________________


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1994

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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date: 27,210,395 shares of the Company's Common Stock ($2.50 par value) were outstanding as of November 3, 1994.

================================================================================
                                    (Page 2)

                             JUSTIN INDUSTRIES, INC.

                                      Index

                                                                      Page No.
                                                                      --------
PART I. FINANCIAL INFORMATION

         Financial Statements:
           Consolidated Balance Sheet
             September 30, 1994 and December 31, 1993                    3
           Consolidated Statement of Income
             Three Months and Nine Months Ended
               September 30, 1994 and 1993                               4
           Consolidated Statement of Shareholders' Equity
             Nine Months Ended September 30, 1994 and 1993               4
           Consolidated Statement of Cash Flows
             Nine Months Ended September 30, 1994 and 1993               5
         Notes to Consolidated Financial Statements                      6
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7

PART II.  OTHER INFORMATION                                              9

SIGNATURE                                                                9







All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

================================================================================
                                    (Page 3)

                                       JUSTIN INDUSTRIES, INC.
                                     CONSOLIDATED BALANCE SHEET
                                       In Thousands of Dollars
                                                                       September 30,      December 31,
                                                                           1994               1993
                                                                      ---------------    --------------
                                                                        (Unaudited)
ASSETS
- - ------
Current assets:
    Cash                                                              $         4,483    $       10,587
    Accounts receivable, less allowance for doubtful
        accounts of $3,759 and $3,014, respectively                            91,217            76,966
    Inventories:
        Finished goods                                                        130,760           103,261
        Work-in-process                                                         7,924             9,971
        Raw materials                                                          32,458            32,042
                                                                      ---------------    ---------------
            Total inventories                                                 171,142           145,274
    Income taxes                                                                8,962             5,750
    Prepaid expenses                                                            2,589             1,517

                Total current assets                                          278,393           240,094
Assets held for sale                                                            5,523             5,523
Other assets                                                                   24,305            20,793
Property, plant, and equipment, at cost:
    Land                                                                       16,897            16,658
    Buildings and equipment                                                   203,809           196,575
    Construction-in-progress                                                    4,300             2,206
                                                                      ---------------    --------------
                                                                              225,006           215,439
    Less accumulated depreciation                                             142,221           135,169
                                                                      ---------------    --------------
        Net property, plant, and equipment                                     82,785            80,270
                                                                      ---------------    --------------
                                                                      $       391,006    $      346,680
                                                                      ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
    Notes payable to banks                                            $         9,000    $            -
    Trade accounts payable                                                     17,237            16,088
    Accrued payroll items                                                      12,829             7,702
    Other accrued items                                                        30,246            25,120
    Dividends payable                                                           1,088             1,086
    Current portion of long-term debt                                           5,429             4,905
                                                                      ---------------    --------------
        Total current liabilities                                              75,829            54,901
Long-term debt, less current portion                                           89,309            88,504
Deferred income taxes                                                          14,429            14,472
Shareholders' equity:
    Voting preferred stock, $2.50 par value; 1,000,000
        shares authorized - Series Two convertible, 100
        shares issued and outstanding                                               -                 -
    Common stock, $2.50 par value; 100,000,000 shares
        authorized, 27,869,888 shares issued                                   69,674            69,674
    Capital in excess of par value                                             17,016            17,047
    Retained earnings                                                         130,337           108,038
    Treasury stock, at cost, 668,713 and 713,402 shares, respectively          (5,588)           (5,956)
                                                                      ---------------    --------------
            Total shareholders' equity                                        211,439           188,803
                                                                      ---------------    --------------
                                                                      $       391,006    $      346,680
                                                                      ===============    ==============

                             See notes to consolidated financial statements.

================================================================================
                                    (Page 4)

                                                    JUSTIN INDUSTRIES, INC.
                                               CONSOLIDATED STATEMENT OF INCOME
                                        In Thousands of Dollars (Except Per Share Data)
                                                                               Three Months Ended          Nine Months Ended
                                                                                 September 30,               September 30,
                                                                            -------------------------   -------------------------
                                                                               1994          1993          1994          1993
                                                                            -----------   -----------   -----------   -----------
                                                                                (Unaudited)                 (Unaudited)
Net sales:
    Building materials                                                      $    62,435   $    49,338   $   167,334   $   135,198
    Footwear                                                                     57,257        68,990       177,143       209,303
                                                                            -----------   -----------   -----------   -----------
                                                                                119,692       118,328       344,477       344,501
Costs and expenses:
    Cost of goods sold                                                           76,519        76,588       223,160       229,717
    Selling, general, and administrative expenses                                27,342        25,002        78,277        74,339
    Interest expense                                                              1,167         1,043         2,787         2,992
                                                                            -----------   -----------   -----------   -----------
                                                                                105,028       102,633       304,224       307,048
                                                                            -----------   -----------   -----------   -----------
Income before income taxes and cumulative effect on prior
    years of change in accounting for income taxes                               14,664        15,695        40,253        37,453
Provision for income taxes                                                        5,224         5,889        14,692        14,157
                                                                            -----------   -----------   -----------   -----------
Income before cumulative effect on prior years of
    change in accounting for income taxes                                         9,440         9,806        25,561        23,296
Cumulative effect on prior years of change in
    accounting for income taxes                                                       -             -             -         1,106
                                                                            -----------   -----------   -----------   -----------
Net income                                                                  $     9,440   $     9,806   $    25,561   $    24,402
                                                                            ===========   ===========   ===========   ===========

Earnings per share:
    Before cumulative effect on prior years of change
      in accounting for income taxes                                        $       .34   $       .35   $       .92   $       .83
                                                                            ===========   ===========   ===========   ===========
  Net income                                                                $       .34   $       .35   $       .92   $       .87
                                                                            ===========   ===========   ===========   ===========

                                                    JUSTIN INDUSTRIES, INC.
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        Nine Months Ended September 30, 1994 and 1993
                                       In Thousands of Dollars (Except Per Share Data)
                                                                            Capital In
                                                 Preferred      Common       Excess of      Retained      Treasury     ESOP Loan
                                                   Stock         Stock       Par Value      Earnings       Stock       Guarantee
- - ----------------------------------------        -----------   -----------   -----------   -----------   -----------   -----------
              (Unaudited)
Balance January 1, 1994                         $         -   $    69,674   $    17,047   $   108,038   $    (5,956)  $         -
Net income                                                -             -             -        25,561             -             -
Exercise of stock options                                 -             -           (31)            -           368             -
Cash dividends declared ($.12 per share)                  -             -             -        (3,262)            -             -
                                                -----------   -----------   -----------   -----------   -----------   -----------
Balance September 30, 1994                      $         -   $    69,674   $    17,016   $   130,337   $    (5,588)  $         -
                                                ===========   ===========   ===========   ===========   ===========   ===========

Balance January 1, 1993                         $         -   $    34,837   $    16,510   $   110,072   $    (5,899)  $      (250)
Net income                                                -             -             -        24,402             -             -
Issuance of 13,934,944 shares in connection
  with a 2-for-1 stock split effected in the
  form of a 100% stock dividend                           -        34,837             -       (34,837)            -             -
Exercise of stock options                                 -             -           528             -          (181)            -
ESOP repayment of debt                                    -             -             -             -             -           250
Cash dividends declared ($.12 per share)                  -             -             -        (3,252)            -             -
                                                -----------   -----------   -----------   -----------   -----------   -----------
Balance September 30, 1993                      $         -   $    69,674   $    17,038   $    96,385   $    (6,080)  $         -
                                                ===========   ===========   ===========   ===========   ===========   ===========

                                          See notes to consolidated financial statements.

================================================================================
                                    (Page 5)

                                     JUSTIN INDUSTRIES, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                     In Thousands of Dollars
                                                                            Nine Months Ended
                                                                              September 30,
                                                                        -------------------------
                                                                           1994           1993
                                                                        ----------     ----------
                                                                               (Unaudited)
Operating activities:
  Net income                                                            $   25,561     $   24,402
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                          10,324         10,101
      Provision for losses on accounts receivable                            2,326          3,703
      Gain on sale of property, equipment, and other assets                    (11)          (572)
      Deferred federal income tax                                              (43)           337
      Cumulative effect of change in accounting principle                        -         (1,106)
      Changes in assets and liabilities:
        Increase in accounts receivable                                    (12,035)       (16,132)
        Increase in inventories                                            (17,538)       (28,974)
        Increase in other current assets                                    (4,020)          (400)
        Increase in accounts payable and accrued expenses                    8,093         16,821
        Net increase in long-term assets and liabilities
          due to adoption of FAS 109                                             -            107
                                                                        ----------     ----------
            Net cash provided from operating activities                     12,657          8,287

Investing activities:
  Proceeds from the sale of property, equipment, and other assets              556          2,441
  Capital expenditures                                                     (11,307)       (12,736)
  Increase (decrease) in other assets                                       (1,165)           469
  Acquisition of American Tile Supply, net of cash acquired                (14,251)             -
                                                                        ----------     ----------
            Cash used in investing activities                              (26,167)        (9,826)

Financing activities:
  Additions to debt                                                         32,500         29,000
  Repayment of debt                                                        (22,171)       (26,570)
  Dividends paid                                                            (3,260)        (3,112)
  Exercise of stock options                                                    337            347
                                                                        ----------     ----------
            Cash provided from (used in) financing activities                7,406           (335)
                                                                        ----------     ----------
Net decrease in cash                                                        (6,104)        (1,874)
Cash at beginning of period                                                 10,587          2,393
                                                                        ----------     ----------
Cash at end of period                                                   $    4,483     $      519
                                                                        ==========     ==========

                          See notes to consolidated financial statements.

================================================================================
                                    (Page 6)

                             JUSTIN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994


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

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth and restrictions on redemption of outstanding stock and change in control of the company. As of September 30, 1994, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 27,810,000 in 1994 and 27,982,000 in 1993.

Acquisition

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

================================================================================
                                    (Page 7)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the third quarter of 1994 were $119.7 million versus $118.3 million for the same quarter in 1993, an increase of 1%. Consolidated net sales for the first nine months of 1994 of $344.5 million were about the same amount as the nine months ended September 30, 1993.

      Building Materials Segment Sales - Sales in the Building Materials segment for 1994's third quarter increased 26.6% to $62.4 million compared to the same quarter of 1993. For the nine months ended September 30, 1994, net sales increased 23.8% to $167.3 million compared to the same period in 1993. Each of the companies in the segment, Acme Brick Company ("Acme"), Featherlite Building Products Corporation ("Featherlite"), and Tradewinds Technologies, Inc. ("Tradewinds"), posted gains over the previous year. The acquisition of American Tile Supply Company ("American Tile") by Acme effective August 1, 1994 contributed approximately $6 million to revenues. Acme's brick and purchased products operations also realized increases in shipments and average selling prices compared to the one year ago periods. The planned expansion of American Tile's market area into Houston will provide the opportunity for continued growth in purchased products sales. Commercial construction activity in areas served by Featherlite is still ahead of last year's pace as indicated by improved concrete block and cut limestone sales levels. Tradewinds also posted increased revenues for the 1994 nine month period compared to the nine months ended September 30, 1993.

      Footwear Segment Sales - Total Footwear sales for the quarter ended September 30, 1994 declined 17% to $57.3 million from 1993's third quarter of $69 million. For the nine months ended September 30, 1994, revenues were 15.4% behind the same period a year ago. All three operations, Justin Boot Company, Nocona Boot Company and Tony Lama Company, Inc., experienced a slower third quarter in 1994. While the core market men's western boot and Chippewa lines continue to do well, sales in the fashion markets and women's lines have declined. The recent introduction of a new product called the Sport Lace-R, an athletic shoe constructed on a roper and lacer last, is expected to aid the segment's sales efforts in the coming quarters.

   Costs and Expenses - The consolidated ratio of cost of goods sold to sales improved to 63.9% in the third quarter of 1994 versus 64.7% in the same quarter of 1993. For the nine month periods ended September 30, 1993 and 1994, cost of goods sold to sales improved from 66.7% to 64.8%, respectively. Building Materials' ratio increased slightly from 57.4% in 1993's third quarter to 57.5% in the third quarter of 1994. While brick margins exceeded those of last year, American Tile's lower margins for purchased products contributed to the comparatively flat ratios for the quarter. During the first nine months of 1994, the ratio for Building Materials improved to 58.2% from 61.2% for the same period in 1993. The primary reasons for this improvement were higher average brick prices and greater unit sales and production volume at Acme. The ratios of cost of goods sold to sales in the Footwear business were 71% for the third quarter of 1994 versus 69.9% for the third quarter of 1993 and 71% for the nine month period in 1994 versus 70.2% for the nine months ended September 1993. Despite reduced sales levels in the Footwear segment, cost reduction measures have helped to support these ratios in 1994.

   Selling, general and administrative expenses increased to 22.8% of sales in the third quarter of 1994 compared to 21.1% in the third quarter of 1993. For the first nine months of 1994, such expenses were 22.7% of sales compared to 21.6% during the first nine months of 1993. The increases are primarily due to lower sales volumes in the Footwear segment. Beginning in the third quarter of 1994, programs to reduce general and administrative costs in the Footwear segment were initiated which include consolidation of various administrative and accounting functions. Completion of the consolidation process is expected to occur in late 1995.

================================================================================
                                    (Page 8)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


   Interest expense increased 11.9% in the third quarter to $1,167,000 from $1,043,000 in the same three month period of 1993. The increase is attributable to higher average effective rates during the period. During the nine months ended September 30, 1994 compared to the same period in 1993, interest expense decreased $205,000 or 6.9%. This reduction is due to lower average debt levels during the 1994 nine month period compared to the same period in 1993. Debt increased in August 1994 due to the acquisition of American Tile.

   Provision for Income Taxes - The Company's provision for income tax was 35.6% of pre-tax income in the third quarter and 36.5% for the first nine months of 1994, which is the current estimated effective rate for the full year. During the same periods in 1993, rates of 37.5% and 37.8%, respectively, were estimated.

FINANCIAL CONDITION AND LIQUIDITY

   At September 30, 1994, working capital amounted to $202.6 million versus $185.2 million at December 31, 1993. Cash decreased from $10.6 million at year-end 1993 to $4.5 million at the end of 1994's third quarter. During the first nine months of 1994, net cash of $12.7 million was provided from operations after usage for the seasonal increase in accounts receivable and inventories. Net cash advances of $10.3 million were provided under the company's credit facilities. Uses of cash during the 1994 nine month period include the acquisition of American Tile, purchase of capital equipment, and payment of cash dividends to shareholders.

   Total interest-bearing debt increased to $103.7 million from $93.4 million at year end 1993. However, the ratio of long-term debt-to-equity improved to .42 to 1 from .47 to 1 at year end. Borrowings should decrease during the next quarter as the height of the Footwear selling season comes into play. At September 30, 1994, unused credit facilities totaled $36 million, an amount well above the company's estimated requirements. Effective August 1, 1994, the Company purchased American Tile Supply and its related companies for a total purchase price of $16 million. Eleven million dollars of the purchase price was financed through the Company's existing credit facilities, while subordinated notes were issued to the sellers for the remaining $5 million.

   Cash dividends declared in the third quarter of 1994 and 1993 amounted to $.04 a share. During each of the nine month periods ended September 30 in 1994 and 1993, dividends were declared amounting to $.12 a share.

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





Dated this 10th day of November 1994.