Form 10-K
JUSTIN INDUSTRIES INC
filed 1995-03-24
CIK 54182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                          Commission file number 0-3041

                             JUSTIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 Texas                                      75-0102185
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

2821 West 7th Street, Fort Worth, Texas                       76107
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (817) 336-5125

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
          Title of each class                            which registered
                  None                                         None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $2.50 Par Value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  (X)        No  ( )

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                      $206,383,651 as of February 17, 1995

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  27,212,991 Common Shares as of March 17, 1995

                       DOCUMENTS INCORPORATED BY REFERENCE

  Parts I, II, and IV incorporate certain information by reference from the Annual Report to Shareholders for the year ended December 31, 1994. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders held on March 17, 1995.

================================================================================

                                     PART I

ITEM 1.   BUSINESS

  Justin Industries, Inc. ("Justin") and its subsidiaries are herein collectively and/or singly referred to as the "company". The company where specifically indicated has incorporated by reference certain information contained in its 1994 Annual Report to Shareholders. Other references made to that report are for information purposes only and the information in the Annual Report to Shareholders is not deemed incorporated in this Form 10-K.

GENERAL DEVELOPMENT OF BUSINESS

  Justin's business origins can be traced back to 1879, when H. J. Justin began making boots at Spanish Fort, Texas on the Chisholm Trail. Justin was incorporated under the laws of the State of Texas on April 26, 1916, as Acme Brick Company, the successor to an Illinois company incorporated in 1891. In August 1968, the company changed its name to First Worth Corporation and created a division, later incorporated with the name "Acme Brick Company" ("Acme"), to handle the company's business relating to brick, concrete block, concrete panels, and prestressed concrete structural components. The company changed its name in October 1972 to Justin Industries, Inc.

  In 1968, Justin purchased for cash and promissory notes all the outstanding Common Stock of Louisiana Concrete Products, Inc. ("Louisiana Concrete"). Also during 1968, Justin acquired the net assets or the outstanding stock of six additional small firms in the concrete products field for cash and shares of Justin Common Stock. The operations of Louisiana Concrete and the six small firms were combined with the concrete products operations of Featherlite Building Products Corporation and Featherlite Precast Corporation (whose acquisition is discussed below).

  In December 1968, Justin acquired all of the outstanding common stock of Justin Belt Company, Inc., H. J. Justin & Sons, Inc., and its subsidiary, Justin Leathergoods Company, which companies were reorganized in 1984 to be known as the "Justin Boot Company" ("Justin Boot"). Justin Boot's stock was acquired in exchange for Justin Common Stock and Justin voting Preferred Stock (subsequently converted into shares of Justin Common Stock). The acquisition of Justin Boot was treated as a pooling of interests for accounting purposes.

  In May 1973, Justin acquired all of the outstanding common stock of Northland Publishing Company, Inc. ("Northland") in exchange for shares of Justin Common Stock. The acquisition was accounted for as a purchase. In April 1974, Justin acquired for cash all the outstanding capital stock of Sanford Brick Corporation ("Sanford"), Sanford, North Carolina. The acquisition was accounted for as a purchase. On April 30, 1984, all of the common stock of Sanford was sold.

  In August 1976, Justin acquired 62.6% of the outstanding common stock of Kingstip, Inc. ("Kingstip") for cash and effective January 31, 1977, acquired the remaining 37.4% of Kingstip's capital stock in exchange for shares of Justin Common Stock. The acquisition was accounted for as a purchase. Through 1983, all operations of Kingstip were conducted through its subsidiary, The Featherlite Corporation. Effective December 31, 1983, these operations were reorganized into two distinct operating entities, Featherlite Building Products Corporation and Featherlite Precast Corporation.

  Ceramic Cooling Tower Company ("CCT") was incorporated by Justin in 1968, as an outgrowth of Acme's operations in the design and sale of water cooling systems. Effective December 31, 1991, the net assets and business of CCT were sold for $20 million cash.

  In June 1981, Justin issued shares of Justin Common Stock for all the outstanding common stock of Nocona Boot Company ("Nocona").

  In September 1984, the company's Featherlite Building Products Corporation subsidiary purchased all of the common stock of Gulde Block and Brick, Inc. for cash.

  In 1985, the company acquired the operations of four additional companies for cash and the assumption of certain liabilities. These acquisitions were Chippewa Shoe Company, Builders Block Company, Inc., RLI, Inc. (name changed to Tradewinds Technologies, Inc. ("Tradewinds")), and MEGA Equipment Company.

                                     Page 1

================================================================================

  In 1986, the company acquired the operating assets of Parr Block Company for cash and notes.

  Pursuant to a tender offer and subsequent merger effective October 15, 1990, the company acquired all of the outstanding shares of Tony Lama Company, Inc. ("Tony Lama") at a price of $9.00 per share in cash with the aggregate purchase price for such shares and related costs totalling approximately $18,787,000. Tony Lama is in the business of designing, manufacturing, and selling western style boots. The acquisition was accounted for as a purchase.

  On October 7, 1991, the company purchased the brick manufacturing assets of Elgin-Butler Brick Company for cash and subordinated notes totalling approximately $4,527,000.

  Effective August 1, 1994, the Company purchased American Tile Supply Company and its related companies ("American Tile") for cash and subordinated notes totalling approximately $16 million. American Tile distributes floor and wall tile primarily in Texas. The acquisition was accounted for as a purchase.

  In December 1987, the company made the decision to discontinue operations of two of its businesses, Featherlite Precast Corporation (manufacturers of precast/prestressed concrete components) and MEGA Equipment Company (distributor of John Deere construction and utility earthmoving equipment). Both of these companies were more severely affected by the cyclical nature of the building industry and it was felt that Justin and its shareholders would be better served by concentrating the company's resources in its remaining core group of businesses. In 1988, the operations of MEGA Equipment Company and two of the three Featherlite Precast Corporation plants were sold to third parties.

  Justin's continuing operations are in two principal business areas: (i) manufacture and sale of building materials, which includes the operations of Acme, American Tile, Featherlite Building Products Corporation, and Tradewinds, and (ii) manufacture and sale of footwear products, which includes the operations of Justin Boot, Nocona and Tony Lama.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS (LINES OF BUSINESS)

  A five year analysis of sales and operating profit contribution by industry segment is presented on page 17 of the company's 1994 Annual Report to Shareholders and additional financial information, including identifiable assets, by industry segment is included in Note 8 of Notes to Consolidated Financial Statements on page 26 of the shareholders' report. Such information is hereby incorporated by reference.

NARRATIVE DESCRIPTION OF BUSINESS

  The following information is presented in addition to the information included in the Report on Operations contained on pages 5 through 11 of the company's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

  Manufacture and Sale of Building Materials

  The building materials segment includes clay brick manufactured and sold under the name Acme Brick for use in residential and commercial construction. The primary market for Acme Brick is the Central and Southwest United States where distribution is mainly through company operated sales offices. Acme also distributes through independent dealerships in other parts of the United States. Acme is one of the largest manufacturers of face brick in the United States.

  Other products in the company's building materials segment include concrete block manufactured and sold under the trade name Featherlite Building Products and cut limestone manufactured under the name Texas Quarries. The primary markets for these products are in Texas and its neighboring states.

  Acme and Featherlite also represent other manufacturers as distributors of such items as clay brick, glass block, glazed and unglazed tile and masonry units, fireplace equipment, masonry cleaners, masonry saws, wall reinforcements, masonry tools, masonry cement, and purchased used brick for resale.

  Since August, 1994, this segment also includes the sale of ceramic and marble floor and wall tile through American Tile Supply distribution centers in Texas.

  Tradewinds manufactures a unique line of premium quality evaporative coolers used primarily for central residential cooling and light commercial and spot cooling.

                                     Page 2

================================================================================

  In the states of Texas, Louisiana, Arkansas, Oklahoma, New Mexico, Kansas, Tennessee, and Missouri, Acme, American Tile, and Featherlite market their building materials through approximately 480 full-time company sales employees serving architects, contractors, home builders, and others in the construction market. These direct sales comprise the majority of the company's building materials sales. In the other states, sales are made principally through independent distributors and dealers. The majority of the building materials manufactured by the company are utilized within a 250 mile radius of the plant where they are produced. Tradewinds' coolers are sold by direct sales personnel in selected major markets and by distribution elsewhere.

  Manufacture and Sale of Footwear Products

  Footwear operations include the design, manufacture and distribution of men's, women's, and children's western style, safety, work and sports boots and shoes, primarily for sale in the United States under the primary trade names of "Justin(R)", "Nocona(R)", "Tony Lama(R)", "Chippewa(R)", "Sport Lace-R(R)", and "Diamond J(R)".

  Justin Boot Company, headquartered in Fort Worth, Texas, started business in 1879 as H. J. Justin & Sons, Inc. The company owns and operates footwear manufacturing plants in Fort Worth, Texas, Cassville, Sarcoxie, and Carthage, Missouri. Nocona Boot Company, headquartered in Nocona, Texas, started business in 1925 and owns and operates its boot manufacturing plant in Nocona. Tony Lama Company, Inc., headquartered in El Paso, Texas, was established in 1911. The company owns and operates a western boot manufacturing plant in El Paso, Texas. Certain administrative functions of the three companies are centralized in Fort Worth, Texas.

  The company's footwear products are marketed by company salesmen and independent sales representatives who are compensated on a commission basis. Sales are made throughout the United States to a network of approximately 7,000 authorized retail outlets and dealers such as western goods stores, department stores, chain stores, and mail order houses. Footwear products are sold in the general price range of other medium to high quality lines and are manufactured using a wide range of leathers.

  Other

  Northland's primary activity is publishing books about the history and art of the West. Many of these books have won awards for fine design, printing, and binding in major book competitions including the Western Heritage Awards at the National Cowboy Hall of Fame. Northland's books are marketed by company personnel throughout the United States.

RAW MATERIALS

  The principal raw materials for the company's brick are clay and shale mined from company-owned or leased properties. The company has developed adequate clay reserves located at or near plant sites to supply its needs for the foreseeable future. Other raw materials used in the building materials operations, such as cement, aggregate, and additives, are purchased by the company in the open market and appear to be readily available for the foreseeable future from numerous domestic suppliers. Materials for evaporative coolers are purchased in the open market or manufactured to the company's specifications and all appear to be readily available for the foreseeable future from numerous suppliers.

  The company consumes large quantities of natural gas and other combustible fuels in the drying and firing of its clay products. In periods of severe cold weather and occasionally at other times, the company's natural gas supplies have been limited by its suppliers at certain locations. The company believes it will be able to obtain an adequate supply of energy in the future to meet its requirements.

  The primary raw material used in the footwear product line is finished leather. Finished leather, which is readily available, is purchased from various tanneries in the United States and from tanneries in foreign countries and their representatives in the United States. Inventories are maintained to meet production requirements. Other raw materials incidental to the production of these products such as thread, tacks, staples, buckles, and clasps appear to be readily available for the foreseeable future from numerous domestic suppliers.

                                     Page 2

================================================================================

PATENTS AND TRADEMARKS

  Many of the company's products and processes are patented. In addition, most of the company's products are marketed under registered trademarks.

SEASONAL NATURE OF BUSINESS

  Demand for building materials and evaporative coolers is seasonal, with sales during periods of warm weather representing a higher than average proportion of total yearly sales while sales of footwear products are generally highest in the fourth quarter.

WORKING CAPITAL REQUIREMENTS

  It is the company's policy to increase inventory levels during periods when production capabilities exceed sales. The company may also from time to time increase its inventory of raw materials in its footwear business segment to assure itself of an adequate supply of such raw materials.

  Historically, funds required for working capital have been generated from operations and from borrowings from commercial banks.

SIGNIFICANT CUSTOMERS

  No material part of the company's business is dependent upon a single customer or upon a few customers, the loss of any one or more of whom would have a material adverse effect on the company's business.

BACKLOG OF ORDERS AT END OF FISCAL YEAR

  An analysis of backlog orders is presented on page 16 of the company's 1994 Annual Report to Shareholders, which is incorporated herein by reference. In accordance with industry practice, unfilled orders for clay brick and footwear products are generally cancelable by customers at any time and for this reason may not be considered firm backlog in the traditional sense, despite the fact that in the past orders have been canceled only infrequently. Substantially all unfilled orders are expected to be filled within one year.

COMPETITION

  The business environment in which the company operates is highly competitive in the areas of price, service, and product quality. Unless otherwise indicated below, the company's relative competitive position within its product lines and market areas is not readily available due to constant changes in the number and identity of competitors and types of competitive products.

  In the building materials segment, competition includes other suppliers of brick and concrete products, as well as suppliers of diverse alternative building materials such as steel, aluminum, glass, plastic, and wood products. There are numerous manufacturers of various types of brick and concrete products in the United States, virtually all of which operate on a regional or local basis. In every geographical area served by the company, there are numerous competitors in all significant building product lines. The company is one of the largest face brick manufacturers in the United States and the largest in the Southwest. There are numerous plants manufacturing concrete products in the area in which the company owns and operates plants. Tradewinds' evaporative coolers compete with approximately ten other major manufacturers, two of which currently have approximately 70 percent of the market. None of the competition, however, manufactures coolers constructed of injection molded polypropylene material.

  The company's western style boots and other footwear products compete with approximately 25 other major manufacturers of high quality merchandise, and many more manufacturers of lesser quality footwear.

RESEARCH ACTIVITIES

  In the normal course of business, the company conducts research and development activities to improve existing products and to develop new products within its current product lines. These activities include developing new styles, effective use of new materials, and developing new manufacturing techniques. The amount spent during each of the last three fiscal years on these activities did not exceed one percent of the company's total operating revenues.

ENVIRONMENT

  There are numerous federal, state, and local statutes, regulations and ordinances regulating discharge of materials into the environment or otherwise relating to the protection of the environment, including those concerning clean air, water, and waste disposal. In management's opinion, none of these will materially affect the company's earnings or competitive position and should not require any material increase in capital expenditures.

EMPLOYEES

  The company had 5,007 employees in its operations as of December 31, 1994.

  The number of employees by job position at December 31, 1994, was as follows:

                             Building                Parent and
                            Materials     Footwear     Other        Total
                            ---------     --------   ----------     -----
Production                     1,396       2,098            3       3,497
Sales                            479         261            6          74
Administrative, Engineering,
Clerical, and Other              454         269           41         764
                               -----       -----        -----       -----
                               2,329       2,628           50       5,007
                               =====       =====        =====       =====

FOREIGN OPERATIONS

  Footwear products are marketed in foreign countries, primarily Canada, Western Europe, and Japan. Foreign operations are not material to consolidated operations.

ITEM 2.   PROPERTIES

  Information concerning the company's principal production facilities is as follows:

  The company's current annual brick manufacturing capacity is approximately 775 million brick. The company's 16 operating brick plants are located on approximately 6,000 acres of land, which includes associated clay mining operations. The plants have individual production capacities ranging from 16.5 million to 128 million brick each year.

  The company's tile distribution centers operate out of 11 leased facilities, consisting of approximately 175,000 square feet of showroom, office and warehouse space.

  The company's concrete operations include 8 concrete block plants operated by Featherlite and one plant operated by Acme on tracts of land ranging from 5 acres to 24 acres. In addition, Featherlite operates a limestone mill on a 36 acre tract of land and owns 62 acres of volcanic cinder mines and leases mining rights on 2,100 acres of land for quarrying architectural limestone.

  Tradewinds manufactures its evaporative coolers in Phoenix, Arizona, in a leased facility containing approximately 90,000 square feet.

  The footwear manufacturing facilities consist of 7 plants and related warehouses containing approximately 784,000 square feet, located on land owned by the company. These plants have a designed capacity to produce in excess of 3 million pair of footwear annually.

                                  Page 4 and 5

================================================================================

  The company's corporate administrative headquarters in Fort Worth, Texas, is contained in 26,000 square feet of modern office facilities.

  The company owns various interests in oil and gas mineral leases in Texas, Oklahoma, Louisiana, and Arkansas. Revenues received to date from these interests have not and are not anticipated to have a material effect on consolidated revenues.

ITEM 3.   LEGAL PROCEEDINGS

  The company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the company's consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December 31, 1994.

EXECUTIVE OFFICERS

  Certain information regarding the executive officers is as follows:

                              Employed      Date First
                                 by        Appointed an
        Name           Age     Company       Officer              Title
                                 In

John Justin             78      1936      December 1969    Chairman of the
                                                             Board and
                                                             Chief Executive
                                                             Officer

J. T. Dickenson         65      1974      September 1983   President and
                                                             Chief Operating
                                                             Officer

Richard J. Savitz       48      1979      March 1982       Vice President-
                                                             Finance and
                                                             Treasurer

Jon M. Bennett          63      1969      December 1979    Vice President-
                                                             Administration
                                                             and Secretary

Edward L. Stout, Jr.    69      1949      March 1974       Vice President-
                                                             Brick Operations

Frank A. Scivetti       52      1982      March 1994       Vice President-
                                                             Footwear
                                                             Operations

Judy B. Hunter (1)      36      1990      October 1990     Controller,
                                                             Assistant
                                                             Treasurer


  There are no family relationships among any of the above officers and there are no known arrangements or understandings between any executive officer and any other person pursuant to which any of the above named persons was selected as an officer.

  (1) Prior to her employment with the company, Ms. Hunter was employed by Ernst & Young LLP, Fort Worth. She was a senior manager.

                                     Page 6

================================================================================

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

  Incorporated by reference from the 1994 Annual Report to Shareholders, pages 28, 29, and 30.

  As of February 17, 1995, there were 1,975 common shareholders of record. In addition, approximately 2,887 shareholders are participants in the Justin Industries, Inc. Employee Stock Ownership Plan.

  Dividends declared for the most recent two fiscal years are as follows:

              Quarter Ended       Cash Dividend Declared
              -------------       ----------------------
                3/31/93                    $.04
                6/30/93                    $.04
                9/30/93                    $.04
               12/31/93                    $.04
                3/31/94                    $.04
                6/30/94                    $.04
                9/30/94                    $.04
               12/31/94                    $.04

ITEM 6.   SELECTED FINANCIAL DATA

  Incorporated by reference from the 1994 Annual Report to Shareholders, pages 28 and 29.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Incorporated by reference from the 1994 Annual Report to Shareholders, pages 13 through 17.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated balance sheets of the company at December 31, 1994 and 1993 and the consolidated statements of income, shareholders' equity, and cash flows for the years 1994, 1993, and 1992 and the report of independent auditors thereon, and the company's unaudited quarterly financial data for the two-year period ended December 31, 1994 are incorporated by reference from the 1994 Annual Report to Shareholders, pages 18 through 27 and page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                     Page 7
================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Incorporated herein by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held March 17, 1995 ("Proxy Statement"), pages 3, 4 and 7.

  Information regarding the executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated herein by reference from the Proxy Statement, pages 7 through 12.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required as to security ownership is incorporated herein by reference from the Proxy Statement, pages 5 and 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference from the Proxy Statement, page 14.

                                     Page 8
================================================================================

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  1. Financial Statements

                                                       Reference
                                          ------------------------------------
                                                                Annual Report
                                                               to Shareholders
                                             Form 10-K              (page)

Data incorporated by reference from
 attached Annual Report to Shareholders
 of Justin Industries, Inc.:

 Report of independent auditors                                       27

 Consolidated balance sheet at
   December 31, 1994 and 1993                                         18

 For the years ended December 31,
   1994, 1993, and 1992:
     Consolidated statement of income                                 19
     Consolidated statement of
       shareholders' equity                                           19
     Consolidated statement of cash flows                             20

 Notes to consolidated financial statements                         21-26

     2.   Financial Statement Schedules

Report of Independent Auditors and
 Consent of Independent Auditors                S-1

Schedules for years ended December 31,
 1994, 1993, and 1992:

 II  -  Valuation and qualifying accounts       S-2

  All other schedules and compliance information have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and the notes thereto.

                                     Page 9
================================================================================

     3.   Exhibits

Exhibit
  No.                             Description
-------                           -----------

  3.1 Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant's Current Report on Form S-8 dated March 22,
       1994)

  3.2 By-Laws of Registrant, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K dated September 7, 1990)

  4.1 Rights Agreement dated as of October 6, 1989 between Registrant and Team Bank, as Rights Agent (incorporated by reference to Registrant's Registration Statement on Form 8-A dated October 10, 1989)

  4.2 First Amendment to Rights Agreement dated as of October 4, 1990 between Registrant and Ameritrust Texas, N.A., as successor Rights Agent (incorporated by reference to Registrant's Amendment No. 1 on Form 8 to Registration Statement on Form 8-A dated October 4, 1990)

 10.1  Registrant's 1981 Stock Option Plan*

 10.2  Registrant's 1984 Incentive Stock Option Plan*

 10.3 Registrant's 1992 Stock Option Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held on April 3, 1992)

 10.4  Registrant's Deferred Compensation Plan*

 10.5  Form of Registrant's Special Executive Benefit Program*

 10.6 Registrant's Supplemental Executive Retirement Plan of 1992 (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

 10.7  Registrant's Employee Stock Ownership Plan, as restated January 1,
       1989

 10.8 First Amendment to the Registrant's Restated Employee Stock Ownership Plan, effective July 1, 1994

 10.9 Second Amendment to the Registrant's Restated Employee Stock Ownership Plan, effective August 1, 1994

 10.10 Employment Agreement dated as of December 14, 1994 between
       Registrant and John S. Justin, Jr.

 10.11 Form of Severance Agreement dated March 23, 1990 between Registrant and certain of its executive officers*

 10.12 Form of Severance Agreement dated March 23, 1990 between Registrant and certain of its officers and employees*

 10.13 Revolving Loan Agreement between Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank) as Administrative Lender and the several banks listed on the signature pages thereof, as amended in the First and Second Amendments through June 9, 1990*

 10.14 Third Amendment to the Revolving Loan Agreement dated as of December
       3, 1990 among Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank--Fort Worth, N.A. (incorporated by reference to Registrant's Current Report on Form 8-K dated December 3, 1990)

                                     Page 10
================================================================================

Exhibit
  No.                             Description
-------                           -----------

 10.15 Fourth Amendment to the Revolving Loan Agreement dated as of
       December 31, 1991 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1991 Annual Report on Form 10-K)

 10.16 Fifth Amendment to the Revolving Loan Agreement dated as of May 1,
       1992 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

 10.17 Sixth Amendment to the Revolving Loan Agreement dated as of December
       31, 1993 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1993 Annual Report on Form 10-K)

 10.18 Term Loan Agreement dated as of December 3, 1990 among the
       Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National
       Bank), Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank--Fort Worth, N.A. (incorporated by reference to Amendment No. 4 to Registrant's Schedule 14D-9 dated December 6, 1990)

 10.19 First Amendment to the Term Loan Agreement dated as of December 31, 1991 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1991 Annual Report on Form 10-K)

 10.20 Second Amendment to the Term Loan Agreement dated as of May 1, 1992 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank-- Fort Worth, N.A.) (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

 10.21 Third Amendment to the Term Loan Agreement dated as of December 31, 1993 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., Citibank, N.A. and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1993 Annual Report on Form 10-K)

 10.22 Form of Subordinated Promissory Notes dated August 1, 1994 between Registrant and the former shareholders of American Tile

 13    Annual report to shareholders for the year ended December 31, 1994

 21    Subsidiaries of the Registrant

 23 Report of Independent Auditors and Consent of Independent Auditors (included herein at page S-1)

 27    Financial Data Schedule

*Incorporated by reference to Registrant's Amendment No. 1 on Form 8 to Annual
 Report on Form 10-K dated August 23, 1990.

  (b)  Reports on Form 8-K

  None.

                                     Page 11

================================================================================

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUSTIN INDUSTRIES, INC.
     (Registrant)

By: /S/ JOHN JUSTIN
    John Justin
    Chairman of the Board and Chief Executive Officer
    March 17, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/S/ JOHN JUSTIN                            /S/ BAYARD H. FRIEDMAN
John Justin                                Bayard H. Friedman
Chairman of the Board and                  Director, March 17, 1995
Chief Executive Officer
March 17, 1995


/S/ J. T. DICKENSON                        /S/ DEE J. KELLY
J. T. Dickenson                            Dee J. Kelly
Director, President and Chief              Director, March 17, 1995
Operating Officer
March 17, 1995



/S/ RICHARD J. SAVITZ                      /S/ JOSEPH R. MUSOLINO
Richard J. Savitz                          Joseph R. Musolino
Vice President-Finance, Principal          Director, March 17, 1995
Finance and Accounting Officer
March 17, 1995


/S/ MARVIN GEARHART                        /S/ JOHN V. ROACH
Marvin Gearhart                            John V. Roach
Director, March 17, 1995                   Director, March 17, 1995




/S/ ROBERT E. GLAZE                        /S/ WILLIAM E. TUCKER
Robert E. Glaze                            William E. Tucker
Director, March 17, 1995                   Director, March 17, 1995





                                     Page 12

================================================================================

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Justin Industries, Inc. as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 26, 1995, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of the Annual Report (Form 10-K). This schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /S/ ERNST & YOUNG LLP



Fort Worth, Texas
January 26, 1995



                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Justin Industries, Inc. of our report dated January 26, 1995, included in the 1994 Annual Report to Shareholders of Justin Industries, Inc.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-11915) pertaining to the Justin Industries, Inc. 1981 Stock Option Plan and the Justin Industries, Inc. 1984 Incentive Stock Option Plan and in the related Prospectus of our reports dated January 26, 1995, with respect to the consolidated financial statements and schedule of Justin Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1994.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-52783) pertaining to the Justin Industries, Inc. Employee Stock Ownership Plan and in the related Prospectus of our report dated January 26, 1995, with respect to the consolidated financial statements and schedule of Justin Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1994.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-61776) pertaining to the Justin Industries, Inc. 1992 Stock Option Plan and in the related Prospectus of our reports dated January 26, 1995, with respect to the consolidated financial statements and schedule of Justin Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1994.



                                             /S/ ERNST & YOUNG LLP



Fort Worth, Texas
March 22, 1995

                                    Page S-1

================================================================================

                             JUSTIN INDUSTRIES, INC.
                                  CONSOLIDATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             Years Ended December 31
                            (in thousands of dollars)

                          Balance at    Additions                  Balance at
                          Beginning     Charged to   Deductions      End of
                           of Year        Income        (1)         Year (2)
                          ----------    ----------   ----------    ----------

Reserve Deducted from
  Related Assets:

1992:

  Doubtful Accounts        $2,652        $1,613        $1,211        $3,054

1993:

  Doubtful Accounts        $3,054        $1,004        $1,044        $3,014

1994

  Doubtful Accounts        $3,014          $866          $661        $3,219



(1)  Accounts written off, less recoveries.

(2) The reserve for doubtful accounts is deducted from accounts receivable in the financial statements.

                                    Page S-2