Form 10-Q
period 1995-03-31
JUSTIN INDUSTRIES INC
filed 1995-05-05
CIK 54182

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ________________________


            (X)  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,043,197 shares of the Company's Common Stock ($2.50 par value) were outstanding as of April 28, 1995.

                                    (Page 1)

================================================================================
                             JUSTIN INDUSTRIES, INC.

                                      Index

                                                                       Page No.
PART I.     FINANCIAL INFORMATION

            Financial Statements:
              Consolidated Balance Sheet
                March 31, 1995 and December 31, 1994                       3
              Consolidated Statement of Income
                Three Months Ended March 31, 1995 and 1994                 4
              Consolidated Statement of Shareholders' Equity
                Three Months Ended March 31, 1995 and 1994                 4
              Consolidated Statement of Cash Flows
                Three Months Ended March 31, 1995 and 1994                 5
            Notes to Consolidated Financial Statements                     6
            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7

PART II.    OTHER INFORMATION                                              9

SIGNATURE                                                                  9




All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                    (Page 2)

================================================================================

                             JUSTIN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             In Thousands of Dollars
                                                                        March 31,     December 31,
                                                                           1995           1994
                                                                       -----------    ------------
                                                                       (Unaudited)
Current assets:
  Cash                                                                  $    4,813     $    6,071
  Accounts receivable, less allowance for doubtful
    accounts of $3,430 and $3,219, respectively                             73,530         82,266
  Inventories:
    Finished goods                                                         130,521        124,340
    Work-in-process                                                          6,463          6,834
    Raw materials                                                           30,434         29,720
                                                                        ----------     ----------
      Total inventories                                                    167,418        160,894
  Income taxes                                                               6,813          8,387
  Prepaid expenses                                                           2,247          1,953
                                                                        ----------     ----------
        Total current assets                                               254,821        259,571
Assets held for sale                                                         5,506          5,523
Other assets                                                                24,187         24,367
Property, plant, and equipment, at cost:
  Land                                                                      17,203         17,204
  Buildings and equipment                                                  210,535        208,513
  Construction-in-progress                                                   6,028          3,935
                                                                        ----------     ----------
                                                                           233,766        229,652
  Less accumulated depreciation                                            147,488        144,192
                                                                        ----------     ----------
    Net property, plant, and equipment                                      86,278         85,460
                                                                        ----------     ----------
                                                                        $  370,792     $  374,921
                                                                        ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                                                $    8,000     $    5,000
  Trade accounts payable                                                    19,601         19,087
  Accrued payroll items                                                     10,739         11,775
  Other accrued items                                                       26,704         27,967
  Dividends payable                                                          1,088          1,089
  Current portion of long-term debt                                          8,927          8,931
                                                                        ----------     ----------
    Total current liabilities                                               75,059         73,849
Long-term debt, less current portion                                        56,913         65,323
Deferred income taxes                                                       13,849         13,849
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                                                -              -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                                    69,674         69,674
  Capital in excess of par value                                            16,906         16,959
  Retained earnings                                                        144,773        140,593
  Treasury stock, at cost, 724,397 and 637,237 shares, respectively         (6,382)        (5,326)
                                                                        ----------     ----------
      Total shareholders' equity                                           224,971        221,900
                                                                        ----------     ----------
                                                                        $  370,792     $  374,921
                                                                        ==========     ==========

                        See notes to consolidated financial statements.

                                    (Page 3)

================================================================================
                         JUSTIN INDUSTRIES, INC.
                    CONSOLIDATED STATEMENT OF INCOME
             In Thousands of Dollars (Except Per Share Data)

                                                        Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                        1995           1994
                                                     ----------    ----------
                                                            (Unaudited)
Net sales:
  Building materials                                  $  56,058     $  46,857
  Footwear                                               57,596        63,034
                                                     ----------    ----------
                                                        113,654       109,891
Costs and expenses:
  Cost of goods sold                                     74,703        72,896
  Selling, general, and administrative expenses          29,550        25,609
  Interest expense                                        1,105           801
                                                     ----------    ----------
                                                        105,358        99,306
                                                     ----------    ----------
Income before income taxes                                8,296        10,585
Provision for income taxes                                3,028         3,916
                                                     ----------    ----------
Net income                                            $   5,268     $   6,669
                                                     ==========    ==========

Earnings per share                                    $     .19     $     .24
                                                     ==========    ==========


                                             JUSTIN INDUSTRIES, INC.
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   Three Months Ended March 31, 1995 and 1994
                            In Thousands of Dollars (Except Share and Per Share Data)
                                                                            Capital In
                                                Preferred       Common      Excess of     Retained       Treasury
                                                  Stock         Stock       Par Value     Earnings        Stock
- ---------------------------------------         ---------     ---------     ----------    ---------     ---------
              (Unaudited)
Balance January 1, 1995                          $      -     $  69,674     $  16,959     $ 140,593     $  (5,326)
Net income                                              -             -             -         5,268             -
Purchase of 125,800 shares of
  stock for treasury                                    -             -             -             -        (1,385)
Exercise of stock options                               -             -           (53)            -           329
Cash dividend declared ($.04 per share)                 -             -             -        (1,088)            -
                                                ---------     ---------     ---------     ---------     ---------
Balance March 31, 1995                           $      -     $  69,674     $  16,906     $ 144,773     $  (6,382)
                                                =========     =========     =========     =========     =========

Balance January 1, 1994                          $      -     $  69,674     $  17,047     $ 108,038     $  (5,956)
Net income                                              -             -             -         6,669             -
Purchase of 2,046 shares of
  stock for treasury                                    -             -             -             -           (30)
Exercise of stock options                               -             -            (7)            -           164
Cash dividend declared ($.04 per share)                 -             -             -        (1,087)            -
                                                ---------     ---------     ---------     ---------     ---------
Balance March 31, 1994                           $      -     $  69,674     $  17,040     $ 113,620     $  (5,822)
                                                =========     =========     =========     =========     =========

                                  See notes to consolidated financial statements.

                                   (Page 4)

================================================================================

                                     JUSTIN INDUSTRIES, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                     In Thousands of Dollars
                                                                            Three Months Ended
                                                                                 March 31,
                                                                          -----------------------
                                                                            1995          1994
                                                                          -----------------------
                                                                                (Unaudited)
Operating activities:
  Net income                                                               $ 5,268       $ 6,669
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                           3,638         3,340
      Provision for losses on accounts receivable                              203           230
      Gain on sale of property, equipment and other assets                     (44)          (50)
      Changes in assets and liabilities:
        Decrease in accounts receivable                                      8,533         2,817
        Increase in inventories                                             (6,524)       (7,681)
        (Increase) decrease in other current assets                          1,280          (271)
        Increase (decrease) in accounts payable and accrued expenses        (1,785)        4,540
                                                                          --------      --------
                Net cash provided from operating activities                 10,569         9,594

Investing activities:
  Proceeds from the sale of property, equipment and other assets                51            66
  Capital expenditures                                                      (4,464)       (3,136)
  Decrease in investments and other assets, including reclassifications        198            80
                                                                          --------      --------
                Cash used in investing activities                           (4,215)       (2,990)
Financing activities:
  Additions to debt                                                          5,000         2,000
  Repayment of debt                                                        (10,414)      (16,641)
  Dividends paid                                                            (1,089)       (1,086)
  Purchases of treasury stock                                               (1,385)          (30)
  Exercise of stock options                                                    276           157
                                                                          --------      --------
                Cash used in financing activities                           (7,612)      (15,600)
                                                                          --------      --------
Net decrease in cash                                                        (1,258)       (8,996)
Cash at beginning of period                                                  6,071        10,587
                                                                          --------      --------
Cash at end of period                                                      $ 4,813       $ 1,591
                                                                          ========      ========

                         See notes to consolidated financial statements.

                                    (Page 5)

================================================================================

                             JUSTIN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995


Summary of Significant Accounting Policies

   A summary of the company's significant accounting policies is presented on page 21 of its 1994 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the company during 1995.

   In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, cash flows, and shareholders' equity of Justin Industries, Inc. for interim periods.

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of March 31, 1995, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 27,728,000 in 1995 and 27,864,000 in 1994.

                                    (Page 6)

================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the three months ended March 31, 1995, of $113.7 million were 3.4% above the $109.9 million in 1994's first quarter.

      Building Materials Segment Sales - Sales in the Building Materials segment increased $9.2 million or 19.6% over the first quarter of 1994. The entire increase in revenues was attributable to American Tile Supply Company ("American Tile") which was acquired in August 1994. Acme Brick Company ("Acme") and Tradewinds Technologies, Inc. ("Tradewinds") each posted modest declines in sales that were offset by gains at Featherlite Building Products Corporation ("Featherlite").

      American Tile's sales for the first quarter of 1995 include a new Houston location and strong sales system wide. Acme's sales for the current quarter declined due to a reduction in housing starts in its market area and wet weather offset by somewhat higher selling prices. Higher mortgage rates have negatively impacted housing starts nationwide. During the first quarter of 1995, housing starts in Acme's territory were down by 15%, while brick shipments declined 8% compared to a year ago. The decline was moderated due to improved market penetration and an increase in commercial construction in Acme's six-state area. Acme's sales of purchased products also were less than 1994's first quarter.

      Featherlite, who relies more heavily on commercial construction, posted gains in both volume and average prices due to improved commercial activity in its market areas. Tradewinds' first quarter revenues suffered from unusually wet weather in the first quarter of 1995 compared to the same period a year ago.

      Footwear Segment Sales - Total Footwear sales for the three months ended March 31, 1995, declined 8.6% to $57.6 million from 1994's first quarter. All three operations, Justin Boot Company, Nocona Boot Company and Tony Lama
   Company, experienced a slower first quarter in 1995.   While the core market
   western boot business continues to be stable and Chippewa(R) sales have increased, sales in fashion markets and ladies' lines have declined.

   Costs and Expenses - The consolidated ratio of cost of goods sold to sales was 65.7% in the first quarter of 1995 versus 66.3% in the 1994 comparable period. Building Materials' ratio of cost of sales to sales was 59.1% in the first quarter of 1995, compared to 59.3% in the first quarter of 1994. The primary reason for this improvement was higher average brick prices. The ratio of cost of goods sold to sales in the Footwear businesses was 72.1% versus 71.6% in 1994. The most significant factor affecting the Footwear margin decline was the reconfiguration of the Fort Worth Justin Boot plant during the first quarter of 1995. Costs were incurred as the plant was temporarily closed, the workforce was reduced and production lines were changed to accomodate more efficient manufacturing techniques.

   Selling, general and administrative expenses increased to 26% of sales in the first quarter of 1995 compared to 23.3% in the first quarter of 1994. The total of these costs increased $3.9 million from 1994's first quarter. Approximately 60% of this amount was due to American Tile. In addition, expenses were incurred in connection with the reorganization of administrative functions of the Footwear segment.

                                    (Page 7)

================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


   Interest expense increased 38% in the first quarter to $1,105,000 from $801,000 in the first three months of 1994. Although the average debt level declined during 1995's first quarter compared to a year ago, expense increased due to higher average effective rates.

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the first quarter of 1995, the current estimated effective rate for the full year, compared to 37% in the first quarter of 1994.

FINANCIAL CONDITION AND LIQUIDITY

   At March 31, 1995, working capital amounted to $179.8 million versus $185.7 million at December 31, 1994. Cash decreased from $6.1 million at year end to $4.8 million at the end of 1995's first quarter. Normal seasonal changes occurred between year-end 1994 and the end of the first quarter of 1995 with a reduction in accounts receivable, primarily due to payments by Footwear customers early in the year, and an increase in inventories caused by the seasonal build-up of Building Materials inventories.

   Cash provided by operating activities in the first quarter of 1995 totaled $10.6 million. These funds were used primarily to reduce debt, acquire fixed assets, pay dividends, and purchase treasury stock.

   In the first quarter of 1995, total interest-bearing debt declined to $73.8 million from $79.3 million at year-end 1994. This reduction lowered the ratio of long-term debt-to-equity to .25 to 1 from .29 to 1 at year end. Borrowings should increase over the next two quarters to finance the seasonal working capital needs. At March 31, 1995, unused committed credit facilities totaled $61 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the first quarter of 1995 and 1994 amounted to $.04 a share.

                                    (Page 8)

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

ITEM 4    RESULTS OF VOTES OF SECURITY HOLDERS

   The information required by this item has been provided in the company's definitive proxy statement for its annual meeting of shareholders held March 17, 1995.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

   None




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.



/S/RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer





Dated this 5th day of May 1995.