Form 10-Q
period 1995-06-30
JUSTIN INDUSTRIES INC
filed 1995-08-03
CIK 54182

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                            ________________________


            (X)  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1995

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 26,884,500 shares of the Company's Common Stock ($2.50 par value) were outstanding as of July 31, 1995.

===============================================================================

                             JUSTIN INDUSTRIES, INC.

                                      Index

                                                                      Page No.
PART I.     FINANCIAL INFORMATION

            Financial Statements:
             Consolidated Balance Sheet
               June 30, 1995 and December 31, 1994                       3
             Consolidated Statement of Income
               Three Months and Six Months Ended
               June 30, 1995 and 1994                                    4
             Consolidated Statement of Shareholders' Equity
               Six Months Ended June 30, 1995 and 1994                   4
             Consolidated Statement of Cash Flows
               Six Months Ended June 30, 1995 and 1994                   5
            Notes to Consolidated Financial Statements                   6
            Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7

PART II.    OTHER INFORMATION                                            9

SIGNATURE                                                                9





All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                    (Page 2)

===============================================================================

                                      JUSTIN INDUSTRIES, INC.
                                    CONSOLIDATED BALANCE SHEET
                                      In Thousands of Dollars
                                                                           June 30,       December 31,
                                                                             1995             1994
                                                                        ------------      ------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash                                                                   $     4,253       $     6,071
  Accounts receivable, less allowance for doubtful
    accounts of $3,694 and $3,219, respectively                               78,515            82,266
  Inventories:
    Finished goods                                                           132,941           124,340
    Work-in-process                                                            5,836             6,834
    Raw materials                                                             28,678            29,720
                                                                        ------------      ------------
      Total inventories                                                      167,455           160,894
  Income taxes                                                                11,149             8,387
  Prepaid expenses                                                             2,237             1,953
                                                                        ------------      ------------
        Total current assets                                                 263,609           259,571
Assets held for sale                                                           4,946             5,523
Other assets                                                                  23,891            24,367
Property, plant, and equipment, at cost:
  Land                                                                        17,175            17,204
  Buildings and equipment                                                    214,758           208,513
  Construction-in-progress                                                     5,663             3,935
                                                                        ------------      ------------
                                                                             237,596           229,652
  Less accumulated depreciation                                              149,753           144,192
                                                                        ------------      ------------
    Net property, plant, and equipment                                        87,843            85,460
                                                                        ------------      ------------
                                                                         $   380,289       $   374,921
                                                                        ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                                                 $     8,000       $     5,000
  Trade accounts payable                                                      12,085            19,087
  Accrued payroll items                                                       11,204            11,775
  Other accrued items                                                         27,341            27,967
  Dividends payable                                                            1,077             1,089
  Current portion of long-term debt                                            8,928             8,931
                                                                        ------------      ------------
    Total current liabilities                                                 68,635            73,849
Long-term debt, less current portion                                          70,652            65,323
Deferred income taxes                                                         13,849            13,849
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                                                  -                 -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                                      69,674            69,674
  Capital in excess of par value                                              16,876            16,959
  Retained earnings                                                          149,730           140,593
  Treasury stock, at cost, 985,388 and 637,237 shares, respectively           (9,127)           (5,326)
                                                                        ------------      ------------
      Total shareholders' equity                                             227,153           221,900
                                                                        ------------      ------------
                                                                         $   380,289       $   374,921
                                                                        ============      ============

                          See notes to consolidated financial statements.

                                    (Page 3)

===============================================================================

                             JUSTIN INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 In Thousands of Dollars (Except Per Share Data)
                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                    ------------------------   -----------------------
                                                       1995          1994         1995         1994
                                                    ----------    ----------   ----------   ----------
                                                           (Unaudited)               (Unaudited)
Net sales:
  Building materials                                 $  62,887    $  58,042    $ 118,945     $ 104,899
  Footwear                                              47,031       56,852      104,627       119,886
                                                    ----------   ----------   ----------    ----------
                                                       109,918      114,894      223,572       224,785
Costs and expenses:
  Cost of goods sold                                    70,642       73,745      145,345       146,641
  Selling, general, and administrative expenses         28,508       25,326       58,058        50,935
  Interest expense                                       1,266          819        2,371         1,620
                                                    ----------   ----------   ----------    ----------
                                                       100,416       99,890      205,774       199,196
                                                    ----------   ----------   ----------    ----------
Income before income taxes                               9,502       15,004       17,798        25,589
Provision for income taxes                               3,468        5,552        6,496         9,468
                                                    ----------   ----------   ----------    ----------
Net income                                           $   6,034    $   9,452    $  11,302     $  16,121
                                                    ==========   ==========   ==========    ==========

Earnings per share                                   $     .22    $     .34    $     .41     $     .58
                                                    ==========   ==========   ==========    ==========


                                          JUSTIN INDUSTRIES, INC.
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  Six Months Ended June 30, 1995 and 1994
                         In Thousands of Dollars (Except Share and Per Share Data)
                                                                        Capital In
                                              Preferred     Common       Excess of    Retained     Treasury
                                                Stock        Stock       Par Value    Earnings      Stock
- -------------------------------------------   ----------   ----------   ----------   ----------   ----------
                (Unaudited)
Balance January 1, 1995                        $       -    $  69,674    $  16,959    $ 140,593    $  (5,326)
Net income                                             -            -            -       11,302            -
Purchase of 399,500 shares of
    stock for treasury                                 -            -            -            -       (4,204)
Exercise of stock options                              -            -          (83)           -          403
Cash dividend declared ($.08 per share)                -            -            -       (2,165)           -
                                              ----------   ----------   ----------   ----------   ----------
Balance June 30, 1995                          $       -    $  69,674    $  16,876    $ 149,730    $  (9,127)
                                              ==========   ==========   ==========   ==========   ==========

Balance January 1, 1994                        $       -    $  69,674    $  17,047    $ 108,038    $  (5,956)
Net income                                             -            -            -       16,121            -
Exercise of stock options                              -            -           (8)           -          139
Cash dividends declared ($.08 per share)               -            -            -       (2,174)           -
                                              ----------   ----------   ----------   ----------   ----------
Balance June 30, 1994                          $       -    $  69,674    $  17,039    $ 121,985    $  (5,817)
                                              ==========   ==========   ==========   ==========   ==========

                              See notes to consolidated financial statements.

                                    (Page 4)

===============================================================================

                                      JUSTIN INDUSTRIES, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                      In Thousands of Dollars

                                                                                Six Months Ended
                                                                                    June 30,
                                                                            ------------------------
                                                                               1995           1994
                                                                            ------------------------
                                                                                  (Unaudited)
Operating activities:
  Net income                                                                 $ 11,302       $ 16,121
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                              7,317          6,749
      Provision for losses on accounts receivable                                 533            431
      Loss on sale of property, equipment and other assets                        211             22
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                              3,218         (3,950)
        Increase in inventories                                                (6,561)        (9,540)
        Increase in other current assets                                       (3,046)        (2,806)
        Increase (decrease) in accounts payable and accrued expenses           (8,199)         3,679
                                                                            ---------      ---------
                Net cash provided from operating activities                     4,775         10,706

Investing activities:
  Proceeds from the sale of property, equipment and other assets                  460            415
  Capital expenditures                                                        (10,216)        (7,616)
  Decrease in investments and other assets, including reclassifications           898            247
                                                                            ---------      ---------
                Cash used in investing activities                              (8,858)        (6,954)
Financing activities:
  Additions to debt                                                            19,000          9,500
  Repayment of debt                                                           (10,674)       (20,157)
  Dividends paid                                                               (2,177)        (2,173)
  Purchases of treasury stock                                                  (4,204)             -
  Exercise of stock options                                                       320            131
                                                                            ---------      ---------
                Cash provided by (used in) financing activities                 2,265        (12,699)
                                                                            ---------      ---------
Net decrease in cash                                                           (1,818)        (8,947)
Cash at beginning of period                                                     6,071         10,587
                                                                            ---------      ---------
Cash at end of period                                                        $  4,253       $  1,640
                                                                            =========      =========

                          See notes to consolidated financial statements.

                                    (Page 5)

===============================================================================

                             JUSTIN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995


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

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth and restrictions on redemption of outstanding stock and change in control of the company. As of June 30, 1995, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 27,575,000 in 1995 and 27,826,000 in 1994.

                                    (Page 6)

===============================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the second quarter of 1995 were $109.9 million versus $114.9 million for the same quarter in 1994, a decrease of 4.3%. Consolidated net sales were $223.6 million for the six months ended June 30, 1995, .5% below the $224.8 million posted in 1994's first six months.

      Building Materials Segment Sales - Sales for the second quarter of 1995 in the Building Materials segment increased 8.4% or $4.8 million over the same quarter of 1994. For the six months ended June 30, 1995, net sales increased 13.4% or $14 million over the same period in 1994.

      The overall increase in sales is attributable to the acquisition of American Tile Supply ("ATS") in August 1994 and increased sales at Featherlite Building Products Corporation ("Featherlite"). ATS's 1995 sales amounted to approximately $9.9 and $19.2 million for the three and six month periods, respectively. Featherlite's sales, consisting primarily of commercial building products such as concrete block and cut limestone, increased 5.8% and 9.7% during 1995's three and six month periods, respectively. Compared to the same periods a year ago, commercial construction activity has been greater in Featherlite's markets. Offsetting these increases, Acme Brick Company ("Acme") experienced an 8.4% decline in sales in 1995's first half compared to the same period in 1994 due to reduced housing starts in its market areas, brought about by rising mortgage rates in 1994 and early 1995. Cooler weather than normal during the Spring selling season caused Tradewinds Technologies, Inc.'s sales to decline during the three and six month periods ended June 30, 1995, compared to the same periods in 1994.

      Footwear Segment Sales - Total Footwear sales for the quarter ended June 30, 1995, declined 17.3% to $47 million from 1994's second quarter of $56.9 million. For the six months ended June 30, 1995, revenues were 12.7% behind the same period a year ago. Justin Boot Company, Nocona Boot Company and Tony Lama Company, Inc. each experienced a slower second quarter and six months in 1995. All lines of footwear except Chippewa, the company's lace-up work, sport, and utility product, experienced declines compared to 1994's periods due to slower retail spending nationwide and changes in fashion trends.

   Costs and Expenses - The consolidated ratio of cost of goods sold to sales was 64.3% in the second quarter of 1995 versus 64.2% in the same quarter of 1994. For the six month periods ended June 30, 1995 and 1994, cost of goods sold to sales percentage was 65% and 65.2%, respectively.

   Building Materials' ratio was 58.5% in the second quarter of 1995 compared to 58.2% in 1994's second quarter. During the first six months of 1995 and 1994, the ratio for Building Materials was virtually unchanged at 58.8% and 58.7%, respectively. Despite a decline in unit shipments in 1995, Acme's average brick selling prices are up over the same periods in 1994, resulting in stable margins in the period-over-period comparisons. The ratios of cost of goods sold to sales in the Footwear businesses were 72% for the second quarter of 1995 versus 70.3% for the second quarter of 1994. For the six month periods ended June 30, the ratios were 72.1% in 1995 and 71% in 1994. The increased ratios in the second quarter of 1995 over 1994's second quarter are mainly attributable to reduced sales and production levels in 1995. During the first six months of 1995, the reconfiguration of the Fort Worth Justin Boot plant, during the first quarter, impacted the ratio as costs were incurred to temporarily close the plant, reduce the workforce, and change production lines to accommodate more efficient manufacturing techniques.

                                    (Page 7)

===============================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


   Selling, general and administrative expenses increased to 25.9% of sales in the second quarter of 1995 compared to 22% in the second quarter of 1994. For the first six months of 1995, these expenses were 26% of sales compared to 22.7% during the first six months of 1994. The increases are primarily due to the acquisition of ATS and lower sales volume in the Footwear businesses.

   Interest expense increased 54.6% in the second quarter to $1,266,000 from $819,000 in the second three month period of 1994. During the six months ended June 30, 1995, compared to the same period in 1994, interest expense increased $751,000 or 46.4%. The increases are attributable to higher average effective interest rates offset by lower average debt levels during the periods.

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the second quarter and for the first six months of 1995, which is the current estimated effective rate for the full year. During the same periods in 1994, a rate of 37% was used.

FINANCIAL CONDITION AND LIQUIDITY

   At June 30, 1995, working capital increased to $195 million versus $185.7 million at December 31, 1994. Cash decreased from $6.1 million at year-end 1994 to $4.3 million at the end of 1995's second quarter. During the first six months of 1995, net cash of $4.8 million was provided from operations after usage for the seasonal increase in working captial. Cash from operating activities and lines of credit were used primarily to purchase $10.2 million of capital equipment, buy over $4 million of treasury stock, and pay cash dividends to shareholders of $2.2 million.

   Total interest-bearing debt increased to $87.6 million from $79.3 million at year end 1994. This increase raised the ratio of long-term debt-to-equity to
 .31 to 1 from .29 to 1 at year end. Borrowings should increase during the next quarter to finance additional seasonal working capital needs. At June 30, 1995, unused credit facilities approximated $65 million, an amount well above the company's estimated requirements. Effective July 24, 1995, the Company amended it revolving credit agreement to reduce its credit line by $20,000,000.

   Cash dividends of $.04 a share were declared in the second quarter of 1995 and 1994. During each of the six month periods ended June 30 in 1995 and 1994, dividends were declared amounting to $.08 a share.

                                    (Page 8)

===============================================================================

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



Dated this 3rd day of August 1995.

                                    (Page 9)