Form 10-Q
period 1995-09-30
JUSTIN INDUSTRIES INC
filed 1995-10-26
CIK 54182

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                            ________________________


            (X)  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date: 26,698,583 shares of the Company's Common Stock ($2.50 par value) were outstanding as of October 26, 1995.

================================================================================
                             JUSTIN INDUSTRIES, INC.

                                      Index

                                                                      Page No.
PART I. FINANCIAL INFORMATION

        Financial Statements:
         Consolidated Balance Sheet
          September 30, 1995 and December 31, 1994                        3
         Consolidated Statement of Income
          Three Months and Nine Months Ended
          September 30, 1995 and 1994                                     4
         Consolidated Statement of Shareholders' Equity
          Nine Months Ended September 30, 1995 and 1994                   4
         Consolidated Statement of Cash Flows
          Nine Months Ended September 30, 1995 and 1994                   5
        Notes to Consolidated Financial Statements                        6
        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

PART II.  OTHER INFORMATION                                               9

SIGNATURE                                                                 9







All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                    (Page 2)

================================================================================


                             JUSTIN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             In Thousands of Dollars
                                                                        September 30,     December 31,
                                                                            1995              1994
                                                                        -------------     -------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash                                                                   $      3,389      $      6,071
  Accounts receivable, less allowance for doubtful
    accounts of $3,925 and $3,219, respectively                                88,965            82,266
  Inventories:
    Finished goods                                                            133,241           124,340
    Work-in-process                                                             5,923             6,834
    Raw materials                                                              31,149            29,720
                                                                        -------------     -------------
      Total inventories                                                       170,313           160,894
  Income taxes                                                                 11,274             8,387
  Prepaid expenses                                                              2,343             1,953
                                                                        -------------     -------------
        Total current assets                                                  276,284           259,571
Assets held for sale                                                            4,945             5,523
Other assets                                                                   23,609            24,367
Property, plant, and equipment, at cost:
  Land                                                                         17,486            17,204
  Buildings and equipment                                                     219,025           208,513
  Construction-in-progress                                                      9,086             3,935
                                                                        -------------     -------------
                                                                              245,597           229,652
  Less accumulated depreciation                                               152,879           144,192
                                                                        -------------     -------------
    Net property, plant, and equipment                                         92,718            85,460
                                                                        -------------     -------------
                                                                         $    397,556      $    374,921
                                                                        =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                                                 $     10,000      $      5,000
  Trade accounts payable                                                       20,627            19,087
  Accrued payroll items                                                        13,197            11,775
  Other accrued items                                                          28,434            27,967
  Dividends payable                                                             1,076             1,089
  Current portion of long-term debt                                             8,928             8,931
                                                                        -------------     -------------
    Total current liabilities                                                  82,262            73,849
Long-term debt, less current portion                                           71,379            65,323
Deferred income taxes                                                          13,839            13,849
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                                                   -                 -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                                       69,674            69,674
  Capital in excess of par value                                               16,841            16,959
  Retained earnings                                                           154,432           140,593
  Treasury stock, at cost, 1,140,365 and 637,237 shares, respectively         (10,871)           (5,326)
                                                                        -------------     -------------
      Total shareholders' equity                                              230,076           221,900
                                                                        -------------     -------------
                                                                         $    397,556      $    374,921
                                                                        =============     =============

                 See notes to consolidated financial statements.

                                    (Page 3)

================================================================================

                             JUSTIN INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 In Thousands of Dollars (Except Per Share Data)
                                                    Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                   ---------------------   ---------------------
                                                      1995       1994         1995       1994
                                                   ---------- ----------   ---------- ----------
                                                        (Unaudited)             (Unaudited)
Net sales:
  Building Materials                                $ 61,852    $ 62,435    $180,797    $167,334
  Footwear                                            50,569      57,257     155,196     177,143
                                                   ---------   ---------   ---------   ---------
                                                     112,421     119,692     335,993     344,477
Costs and expenses:
  Cost of goods sold                                  72,610      76,519     217,955     223,160
  Selling, general, and administrative expenses       29,368      27,342      87,426      78,277
  Interest expense                                     1,345       1,167       3,716       2,787
                                                   ---------   ---------   ---------   ---------
                                                     103,323     105,028     309,097     304,224
                                                   ---------   ---------   ---------   ---------
Income before income taxes                             9,098      14,664      26,896      40,253
Provision for income taxes                             3,320       5,224       9,816      14,692
                                                   ---------   ---------   ---------   ---------
Net income                                          $  5,778    $  9,440    $ 17,080    $ 25,561
                                                   =========   =========   =========   =========

Earnings per share                                  $    .21    $    .34    $    .62    $    .92
                                                   =========   =========   =========   =========

                                           JUSTIN INDUSTRIES, INC.
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                Nine Months Ended September 30, 1995 and 1994
                               In Thousands of Dollars (Except Per Share Data)
                                                                         Capital In
                                              Preferred      Common       Excess of     Retained      Treasury
                                                Stock         Stock       Par Value     Earnings        Stock
-----------------------------------------    ----------    ----------    ----------    ----------    ----------
                (Unaudited)
Balance January 1, 1995                       $       -     $  69,674     $  16,959     $ 140,593     $  (5,326)
Net income                                            -             -             -        17,080             -
Purchase of 569,000 shares of
  stock for treasury                                  -             -             -             -        (6,082)
Exercise of stock options                             -             -          (118)            -           537
Cash dividends declared ($.12 per share)              -             -             -        (3,241)            -
                                             ----------    ----------    ----------    ----------    ----------
Balance September 30, 1995                    $       -     $  69,674     $  16,841     $ 154,432     $ (10,871)
                                             ==========    ==========    ==========    ==========    ==========

Balance January 1, 1994                       $       -     $  69,674     $  17,047     $ 108,038     $  (5,956)
Net income                                            -             -             -        25,561             -
Exercise of stock options                             -             -           (31)            -           368
Cash dividends declared ($.12 per share)              -             -             -        (3,262)            -
                                             ----------    ----------    ----------    ----------    ----------
Balance September 30, 1994                    $       -     $  69,674     $  17,016     $ 130,337     $  (5,588)
                                             ==========    ==========    ==========    ==========    ==========

                               See notes to consolidated financial statements.

                                    (Page 4)

================================================================================

                                       JUSTIN INDUSTRIES, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                       In Thousands of Dollars
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   ---------------------
                                                                                      1995         1994
                                                                                   ---------------------
                                                                                        (Unaudited)
Operating activities:
  Net income                                                                         $17,080     $25,561
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                                    11,019      10,324
      Provision for losses on accounts receivable                                      1,045       1,378
      (Gain) loss on sale of property, equipment and other assets                        177         (11)
      Deferred federal income tax                                                        (10)        (43)
      Changes in assets and liabilities:
        Increase in accounts receivable                                               (7,744)    (11,087)
        Increase in inventories                                                       (9,419)    (17,538)
        Increase in other current assets                                              (3,277)     (4,020)
        Increase in accounts payable and accrued expenses                              3,429       8,093
                                                                                    --------    --------
          Net cash provided from operating activities                                 12,300      12,657

Investing activities:
  Proceeds from the sale of property, equipment and other assets                         500         556
  Capital expenditures                                                               (18,338)    (11,307)
  (Increase) decrease in investments and other assets, including reclassifications       720      (1,084)
  Acquisition of American Tile Supply, net of cash acquired                                -      (9,332)
                                                                                    --------    --------
          Cash used in investing activities                                          (17,118)    (21,167)
Financing activities:
  Additions to debt                                                                   35,000      27,500
  Repayment of debt                                                                  (23,947)    (22,171)
  Dividends paid                                                                      (3,254)     (3,260)
  Purchases of treasury stock                                                         (6,082)        (30)
  Exercise of stock options                                                              419         367
                                                                                    --------    --------
          Cash provided by financing activities                                        2,136       2,406
                                                                                    --------    --------
Net decrease in cash                                                                  (2,682)     (6,104)
Cash at beginning of period                                                            6,071      10,587
                                                                                    --------    --------
Cash at end of period                                                                $ 3,389     $ 4,483
                                                                                    ========    ========

                           See notes to consolidated financial statements.

                                    (Page 5)

================================================================================

                             JUSTIN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995


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

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth and restrictions on redemption of outstanding stock and change in control of the company. As of September 30, 1995, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 27,494,000 in 1995 and 27,810,000 in 1994.

1994 Acquisition

   Effective August 1, 1994, the Company purchased American Tile Supply Company and its related companies ("American Tile"). Results of operations of American Tile are included in the accompanying 1994 statements from the date of acquisition.

                                    (Page 6)

================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the third quarter of 1995 were $112.4 million versus $119.7 million for the same quarter in 1994, a decrease of 6.1%. Consolidated net sales for the first nine months of 1995 were $336 million compared to $344.5 for the nine months ended September 30, 1994.

      Building Materials Segment Sales - Sales in the Building Materials segment for 1995's third quarter decreased .9% to $61.9 million compared to the same quarter of 1994. For the nine months ended September 30, 1995, net sales increased 8% to $180.8 million compared to the same period in 1994. Sales for Acme Brick Company ("Acme") declined approximately 10.3% in the third quarter and 9.1% for the nine month period of 1995 compared to the same periods a year ago due to declines
   in housing starts in Acme's six state market area in 1995.   The
   acquisition of American Tile Supply Company ("American Tile"), effective August 1, 1994, contributed approximately $10 million in revenues during 1995's third quarter and $29.2 million for the nine month period of 1995. Sales for the two months after American Tile's acquisition in 1994 totaled $6 million. Featherlite Building Products Corporation's sales are ahead of last year's pace by approximately 6.4%, reaching an all-time high of $33.5 million for the nine month period. Increased commercial construction activity in its market areas and improved pricing contributed to higher sales in both block and cut limestone products. Tradewinds Technologies, Inc., manufacturer of evaporative cooling units, posted declines in revenues for the 1995 periods compared to a year ago due to unusually mild summer weather in its market areas.

      Footwear Segment Sales - Total Footwear sales for the quarter ended September 30, 1995 declined 11.7% to $50.6 million from 1994's third quarter of $57.3 million. For the nine months ended September 30, 1995, revenues were 12.4% behind the same period a year ago. All three operations, Justin Boot Company, Nocona Boot Company and Tony Lama Company, Inc., experienced a slower third quarter in 1995. While average pricing improved, units shipped declined compared to a year ago. All lines of footwear experienced declines compared to 1994's periods due to slower retail spending nationwide and changes in fashion trends.

   Costs and Expenses - The consolidated gross profit margin declined in the third quarter of 1995 to 35.4% compared to 36.1% in the same quarter of 1994. For the nine month periods ended September 30, 1994 and 1995, the gross profit margins were relatively unchanged at 35.2% in 1994 compared to 35.1% in 1995. Building Materials' margins decreased from 42.5% in 1994's third quarter to 41.5% in the third quarter of 1995. During the first nine months of 1995, the ratio for Building Materials declined to 41.3% from 41.8% for the same period in 1994. While brick margins exceeded those of last year, American Tile's lower margins for purchased products contributed to the overall decline. The gross margin in the Footwear business was 27.9% for the third quarter and first nine months of 1995 versus 29% for the third quarter and for the first nine months of 1994. Reduced Footwear sales and production levels have contributed to the decline in margins.

   Selling, general and administrative expenses increased to 26.1% of sales in the third quarter of 1995 compared to 22.8% in the third quarter of 1994. For the first nine months of 1995, such expenses were 26% of sales compared to 22.7% during the first nine months of 1994. The increases are primarily due to lower sales volumes in the Footwear segment and the acquisition of American Tile during the third quarter of 1994. Beginning in the third quarter of 1994, a program was initiated to reduce general and administrative costs in the Footwear segment on a long-term basis. Costs associated with this reorganization have been incurred throughout 1995. The program, which includes consolidation of various administrative and accounting functions, is expected to be completed in late 1995, with resultant savings to begin in 1996.

                                    (Page 7)

================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


   Interest expense increased 15.3% in the third quarter to $1,345,000 from $1,167,000 in the same three month period of 1994. During the nine months ended September 30, 1995 compared to the same period in 1994, interest expense increased $929,000 or 33.3%. These increases are attributable to higher average effective rates during the periods, offset by lower average debt levels.

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the third quarter and for the first nine months of 1995, which is the current estimated effective rate for the full year. During the same periods in 1994, effective annual rates of 35.6% and 36.5%, respectively, were estimated.

FINANCIAL CONDITION AND LIQUIDITY

   At September 30, 1995, working capital amounted to $194 million versus $185.7 million at December 31, 1994. Cash decreased from $6.1 million at year-end 1994 to $3.4 million at the end of 1995's third quarter. During the first nine months of 1995, net cash of $12.3 million was provided from operations after usage for the seasonal increase in accounts receivable and inventories. Net cash advances of $11.1 million were provided under the company's credit facilities. Uses of cash during the 1995 nine month period include the purchase of 569,000 shares of treasury stock at a cost of $6 million, purchase of capital equipment, and payment of cash dividends to shareholders.

   Total interest-bearing debt increased to $90.3 million from $79.2 million at year end 1994. The ratio of long-term debt-to-equity was .31 to 1 at September 30, 1995 compared to .29 to 1 at year-end 1994. Borrowings should decrease during the next quarter as receivables from Footwear's seasonal sales become due. At September 30, 1995, unused credit facilities totaled $25 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the third quarter of 1995 and 1994 amounted to $.04 a share. During each of the nine month periods ended September 30 in 1995 and 1994, dividends were declared amounting to $.12 a share.

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


JUSTIN INDUSTRIES, INC.


S/RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer




Dated this 26th day of October 1995.

                                    (Page 9)

================================================================================