Form 10-K405
period 1995-12-31
JUSTIN INDUSTRIES INC
filed 1996-03-20
CIK 54182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

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

                      $297,939,940 as of February 28, 1996

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  26,631,503 Common Shares as of March 20, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II, and IV incorporate certain information by reference from the Annual Report to Shareholders for the year ended December 31, 1995. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 1996.


================================================================================

                                     PART I

ITEM 1.   BUSINESS

     Justin Industries, Inc. ("Justin") and its subsidiaries are herein collectively and/or singly referred to as the "company". The company where specifically indicated has incorporated by reference certain information contained in its 1995 Annual Report to Shareholders. Other references made to that report are for information purposes only and the information in the Annual Report to Shareholders is not deemed incorporated in this Form 10-K.

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

                                    (Page 1)

================================================================================

     In 1986, the company acquired the operating assets of Parr Block Company for cash and notes.

     Pursuant to a tender offer and subsequent merger effective October 15, 1990, the company acquired all of the outstanding shares of Tony Lama Company, Inc. ("Tony Lama") at a price of $9.00 per share in cash with the aggregate purchase price for such shares and related costs totaling approximately $18,787,000. Tony Lama is in the business of designing, manufacturing, and selling western style boots. The acquisition was accounted for as a purchase.

     On October 7, 1991, the company purchased the brick manufacturing assets of Elgin-Butler Brick Company for cash and subordinated notes totaling approximately $4,527,000.

     Effective August 1, 1995, the Company purchased American Tile Supply Company and its related companies ("American Tile") for cash and subordinated notes totaling approximately $16 million. American Tile distributes floor and wall tile primarily in Texas. The acquisition was accounted for as a purchase.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS (LINES OF BUSINESS)

     A five year analysis of sales and operating profit contribution by industry segment is presented on page 17 of the company's 1995 Annual Report to Shareholders and additional financial information, including identifiable assets, by industry segment is included in Note 8 of Notes to Consolidated Financial Statements on page 26 of the Shareholders' Report. Such information is hereby incorporated by reference.

NARRATIVE DESCRIPTION OF BUSINESS

     The following information is presented in addition to the information included in the Report on Operations contained on pages 5 through 11 of the company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

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

                                    (Page 2)

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

     The company's footwear products are marketed by company salesmen and independent sales representatives who are compensated on a commission basis. Sales are made throughout the United States to a network of approximately 6,500 authorized retail outlets and dealers such as western goods stores, department stores, chain stores, and mail order houses. Footwear products are sold in the general price range of other medium to high quality lines and are manufactured using a wide range of leathers.

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

                                    (Page 3)

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

BACKLOG OF ORDERS AT END OF FISCAL YEAR

     An analysis of backlog orders is presented on page 16 of the company's 1995 Annual Report to Shareholders, which is incorporated herein by reference. In accordance with industry practice, unfilled orders for clay brick and footwear products are generally cancelable by customers at any time and for this reason may not be considered firm backlog in the traditional sense, despite the fact that in the past orders have been canceled only infrequently. Substantially all unfilled orders are expected to be filled within one year.

COMPETITION

     The business environment in which the company operates is highly competitive in the areas of price, service, and product quality. Unless otherwise indicated below, the company's relative competitive position within its product lines and market areas is not readily available due to constant changes in the number and identity of competitors and types of competitive products.

     In the building materials segment, competition includes other suppliers of brick and concrete products, as well as suppliers of diverse alternative building materials such as steel, aluminum, glass, plastic, and wood products. There are numerous manufacturers of various types of brick and concrete products in the United States, virtually all of which operate on a regional or local basis. In every geographical area served by the company, there are numerous competitors in all significant building product lines. The company is one of the largest face brick manufacturers in the United States and the largest in the Southwest. There are numerous plants manufacturing concrete products in the area in which the company owns and operates plants. Tradewinds' evaporative coolers compete with approximately five other major manufacturers, two of which currently have approximately 70 percent of the market. None of the competition, however, manufactures coolers constructed of injection molded polypropylene material.

     The company's western style boots and other footwear products compete with approximately 20 other major manufacturers of high quality merchandise, and many more manufacturers of lesser quality footwear.

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

                                    (Page 4)

================================================================================

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

EMPLOYEES

     The company had 4,481 employees in its operations as of December 31, 1995.

     The number of employees by job position at December 31, 1995, was as follows:

                                       Building              Parent and
                                      Materials    Footwear    Other     Total
                                      ---------    --------  ----------  -----
          Production                     1,383      1,659         3      3,045
          Sales                            539        213         5        757
          Administrative, Engineering,
          Clerical, and Other              439        202        38        679
                                         -----      -----     -----      -----
                                         2,361      2,074        46      4,481
                                         =====      =====     =====      =====

FOREIGN OPERATIONS

     Footwear products are marketed in foreign countries, primarily Canada, Western Europe, and Japan. Foreign operations are not material to consolidated operations.

ITEM 2.   PROPERTIES

     Information concerning the company's principal production facilities is as follows:

     The company's current annual brick manufacturing capacity is approximately 775 million brick. The company's 16 operating brick plants are located on approximately 6,000 acres of land, which includes associated clay mining operations. The plants have individual production capacities ranging from 16.5 million to 128 million brick each year. The company began construction on a new brick manufacturing facility that is scheduled for completion in the second quarter of 1996. This facility will add approximately 8% to the total brick manufacturing capacity of the company.

     The company's tile distribution centers operate out of 11 leased facilities, consisting of approximately 167,000 square feet of showroom, office and warehouse space, and one owned showroom/warehouse facility containing 30,000 square feet.

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

     The footwear manufacturing facilities consist of 7 plants, one of which is currently not operating, and related warehouses containing approximately 784,000 square feet, located on land owned by the company. These plants have a designed capacity to produce in excess of 3 million pair of footwear annually.

                                    (Page 5)

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS

     Certain information regarding the executive officers is as follows:

                           Employed
                              by      Date First
                           Company   Appointed an
      Name           Age      In       Officer                 Title
-------------------- ---   -------- -------------    --------------------------
John Justin           79     1936    December 1969   Chairman of the Board and
                                                       Chief Executive Officer

J. T. Dickenson       66     1974    September 1983  President and Chief
                                                       Operating Officer

Richard J. Savitz     49     1979    March 1982      Vice President-Finance
                                                       and Treasurer

Jon M. Bennett        64     1969    December 1979   Vice President-
                                                       Administration and
                                                       Secretary

Edward L. Stout, Jr.  70     1949    March 1974      Vice President-Brick
                                                       Operations

Frank A. Scivetti     53     1982    March 1995      Vice President-Footwear
                                                       Operations

Judy B. Hunter        37     1990    October 1990    Controller, Assistant
                                                       Treasurer


     There are no family relationships among any of the above officers and there are no known arrangements or understandings between any executive officer and any other person pursuant to which any of the above named persons was selected as an officer.

                                    (Page 6)

================================================================================

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     Incorporated by reference from the 1995 Annual Report to Shareholders, pages 28, 29, and 30.

     As of February 28, 1996, there were 1,758 common shareholders of record. In addition, approximately 2,617 shareholders are participants in the Justin Industries, Inc. Employee Stock Ownership Plan.

     Dividends declared for the most recent two fiscal years are as follows:

              Quarter Ended       Cash Dividend Declared

                3/31/94                    $.04
                6/30/94                    $.04
                9/30/94                    $.04
               12/31/94                    $.04
                3/31/95                    $.04
                6/30/95                    $.04
                9/30/95                    $.04
               12/31/95                    $.04


ITEM 6.   SELECTED FINANCIAL DATA

     Incorporated by reference from the 1995 Annual Report to Shareholders, pages 28 and 29.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the 1995 Annual Report to Shareholders, pages 13 through 17.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the company at December 31, 1995 and 1994 and the consolidated statements of income, shareholders' equity, and cash flows for the years 1995, 1994, and 1993 and the report of independent auditors thereon, and the company's unaudited quarterly financial data for the two-year period ended December 31, 1995 are incorporated by reference from the 1995 Annual Report to Shareholders, pages 18 through 27 and page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    (Page 7)

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Incorporated herein by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 11, 1996 ("Proxy Statement"), pages 3, 4 and 7.

     Information regarding the executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Proxy Statement, pages 9 through 12.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required as to security ownership is incorporated herein by reference from the Proxy Statement, pages 7 and 8.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Proxy Statement, page 16.

                                    (Page 8)

================================================================================

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  1.  Financial Statements

                                                            Reference
                                                  -----------------------------
                                                                Annual Report
                                                               to Shareholders
                                                   Form 10-K        (page)
                                                  ----------- -----------------
Data incorporated by reference from attached
  Annual Report to Shareholders of
  Justin Industries, Inc.:

  Report of independent auditors                                      27

  Consolidated balance sheet at
     December 31, 1995 and 1994                                       18

  For the years ended December 31, 1995,
     1994, and 1993:
     Consolidated statement of income                                 19
     Consolidated statement of shareholders'
      equity                                                          19
     Consolidated statement of cash flows                             20

  Notes to consolidated financial statements                        21-26

       2.  Financial Statement Schedules

Report of Independent Auditors and Consent of
  Independent Auditors                                S-1

Schedules for years ended December 31, 1995,
  1994, and 1993:

     II -  Valuation and qualifying accounts          S-2

     All other schedules and compliance information have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and the notes thereto.

                                    (Page 9)

================================================================================

       3.  Exhibits

Exhibit
  No.                              Description
-------                            -----------
 3.1 Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant's Current Report on Form S-8 dated March 22,
       1995)

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

10.2   Registrant's 1984 Incentive Stock Option Plan*

10.3 Registrant's Justin Industries, Inc. 1996 Non-Employee Director Stock Option Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 11, 1996)

10.4 Registrant's 1992 Stock Option Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held on April 3, 1992)

10.5   Registrant's Deferred Compensation Plan*

10.6   Form of Registrant's Special Executive Benefit Program*

10.7 Registrant's Supplemental Executive Retirement Plan of 1992 (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

10.8 Registrant's Employee Stock Ownership Plan, as restated January 1, 1989 (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

10.9 First Amendment to the Registrant's Restated Employee Stock Ownership Plan, effective July 1, 1995 (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

10.10  Second Amendment to the Registrant's Restated Employee Stock
       Ownership Plan, effective August 1, 1995 (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

10.11  Employment Agreement dated as of December 14, 1995 between
       Registrant and John S. Justin, Jr. (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

10.12 Form of Severance Agreement dated March 23, 1990 between Registrant and certain of its executive officers*

10.13 Form of Severance Agreement dated March 23, 1990 between Registrant and certain of its officers and employees*

10.14 Revolving Loan Agreement between Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank) as Administrative Lender and the several banks listed on the signature pages thereof, as amended in the First and Second Amendments through June 9, 1990*

                                    (Page 10)

================================================================================

Exhibit
  No.                              Description
-------                            -----------
10.15  Third Amendment to the Revolving Loan Agreement dated as of December
       3, 1990 among Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank--Fort Worth, N.A. (incorporated by reference to Registrant's Current Report on Form 8-K dated December 3, 1990)

10.16  Fourth Amendment to the Revolving Loan Agreement dated as of
       December 31, 1991 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1991 Annual Report on Form 10-K)

10.17  Fifth Amendment to the Revolving Loan Agreement dated as of May 1,
       1992 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

10.18  Sixth Amendment to the Revolving Loan Agreement dated as of December
       31, 1993 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1993 Annual Report on Form 10-K)

10.19 Seventh Amendment to the Revolving Loan Agreement dated as of July 24, 1995 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., The Bank of New York, and Texas Commerce Bank, National Association

10.20  Term Loan Agreement dated as of December 3, 1990 among the
       Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National
       Bank), Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank--Fort Worth, N.A. (incorporated by reference to Amendment No. 4 to Registrant's Schedule 14D-9 dated December 6, 1990)

10.21 First Amendment to the Term Loan Agreement dated as of December 31, 1991 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1991 Annual Report on Form 10-K)

10.22 Second Amendment to the Term Loan Agreement dated as of May 1, 1992 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank-- Fort Worth, N.A.) (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

10.23 Third Amendment to the Term Loan Agreement dated as of December 31, 1993 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., Citibank, N.A. and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1993 Annual Report on Form 10-K)

10.24  Fourth Amendment to the Term Loan Agreement dated as of July 24,
       1995 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., and Texas Commerce Bank, National Association

                                    (Page 11)

================================================================================

Exhibit
  No.                              Description
-------                            -----------
13     Annual report to shareholders for the year ended December 31, 1995

21     Subsidiaries of the Registrant

23 Report of Independent Auditors and Consent of Independent Auditors (included herein at page S-1)

27     Financial Data Schedules

*Incorporated by reference to Registrant's Amendment No. 1 on Form 8 to Annual
 Report on Form 10-K dated August 23, 1990.

  (b)  Reports on Form 8-K

  None.

                                    (Page 12)

================================================================================

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUSTIN INDUSTRIES, INC.
     (Registrant)

By:  /S/ JOHN JUSTIN
     John Justin
     Chairman of the Board and Chief Executive Officer
     March 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/S/ JOHN JUSTIN                              /S/ BAYARD H. FRIEDMAN
--------------------------------             --------------------------------
John Justin                                  Bayard H. Friedman
Chairman of the Board and                    Director, March 15, 1996
Chief Executive Officer
March 15, 1996


/S/ J. T. DICKENSON                          /S/ DEE J. KELLY
--------------------------------             --------------------------------
J. T. Dickenson                              Dee J. Kelly
Director, President and Chief                Director, March 15, 1996
Operating Officer
March 15, 1996


/S/ RICHARD J. SAVITZ                        /S/ JOSEPH R. MUSOLINO
--------------------------------             --------------------------------
Richard J. Savitz                            Joseph R. Musolino
Vice President-Finance, Principal            Director, March 15, 1996
Finance and Accounting Officer
March 15, 1996


/S/ MARVIN GEARHART                          /S/ JOHN V. ROACH
--------------------------------             --------------------------------
Marvin Gearhart                              John V. Roach
Director, March 15, 1996                     Director, March 15, 1996




/S/ ROBERT E. GLAZE                          /S/ WILLIAM E. TUCKER
--------------------------------             --------------------------------
Robert E. Glaze                              William E. Tucker
Director, March 15, 1996                     Director, March 15, 1996


                                    (Page 13)

================================================================================

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Justin Industries, Inc. as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 24, 1996, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of the Annual Report (Form 10-K). This schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /S/ ERNST & YOUNG LLP


Fort Worth, Texas
January 24, 1996




                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Justin Industries, Inc. of our report dated January 24, 1996, included in the 1995 Annual Report to Shareholders of Justin Industries, Inc.

We also consent to the incorporation by reference in the a) Registration Statement (Form S-8 No. 33-11915) pertaining to the Justin Industries, Inc. 1981 Stock Option Plan and the Justin Industries, Inc. 1984 Incentive Stock Option Plan and in the related Prospectus; b) Registration Statement (Form S-8 No. 33-52783) pertaining to the Justin Industries, Inc. Employee Stock Ownership Plan and in the related Prospectus; and c) Registration Statement (Form S-8 No. 33-61776) pertaining to the Justin Industries, Inc. 1992 Stock Option Plan and in the related Prospectus of our reports dated January 24, 1996, with respect to the consolidated financial statements and schedule of Justin Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1995.


                                             /S/ ERNST & YOUNG LLP


Fort Worth, Texas
March 15, 1996


                                   (Page S-1)

================================================================================

                             JUSTIN INDUSTRIES, INC.
                                  CONSOLIDATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            Years Ended December 31,
                            (in thousands of dollars)

                          Balance at    Additions                   Balance at
                          Beginning     Charged to    Deductions      End of
                           of Year        Income         (1)         Year (2)
                          ----------    ----------    ----------    ----------

Reserve Deducted from
  Related Assets:

1993
----
  Doubtful Accounts        $ 3,054       $ 1,004       $ 1,044       $ 3,014

1994
----
  Doubtful Accounts        $ 3,014       $   866       $   661       $ 3,219

1995
----
  Doubtful Accounts        $ 3,219       $ 1,347       $ 1,226      $ 3,340


(1)  Accounts written off, less recoveries.

(2) The reserve for doubtful accounts is deducted from accounts receivable in the financial statements.


                                   (Page S-2)

================================================================================