Form 10-Q
period 1996-03-31
JUSTIN INDUSTRIES INC
filed 1996-05-03
CIK 54182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ________________________


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1996

                                       or

            [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
              For the transition period from _________ to _________


                          Commission file number 0-3041


                             JUSTIN INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             TEXAS                                          75-0102185
- -------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

      2821 West 7th Street                                    76107
    -----------------------                                -----------
     (Address of principal                                  (Zip Code)
       executive office)

                                 (817) 336-5125
              ----------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   (X)      NO  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,617,163 shares of the Company's Common Stock ($2.50 par value) were outstanding as of April 30, 1996.

================================================================================

                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                     Page No.
                                                                     --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:
          Consolidated Balance Sheet
            March 31, 1996 and December 31, 1995                         3
          Consolidated Statement of Income
            Three Months Ended March 31, 1996 and 1995                   4
          Consolidated Statement of Shareholders' Equity
            Three Months Ended March 31, 1996 and 1995                   4
          Consolidated Statement of Cash Flows
            Three Months Ended March 31, 1996 and 1995                   5
          Notes to Consolidated Financial Statements                     6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7

PART II.  OTHER INFORMATION                                              9

  Item 1. Legal Proceedings                                              9

  Item 4. Submission of Matters to a Vote of Security Holders            9

  Item 6. Exhibits and Reports on Form 8-K                               9

SIGNATURE                                                               10



All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                    (Page 2)
================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars
                                                         March 31,      December 31,
                                                            1996            1995
                                                        ------------    ------------
                                                        (Unaudited)
ASSETS
- -------
Current assets:
  Cash                                                  $     7,398      $     2,180
  Accounts receivable, less allowance for doubtful
    accounts of $3,296 and $3,340, respectively              71,287           78,213
  Inventories:
    Finished goods                                          127,670          121,835
    Work-in-process                                           5,274            6,068
    Raw materials                                            29,195           30,427
                                                        -----------      -----------
      Total inventories                                     162,139          158,330
  Income taxes                                                8,521            9,800
  Prepaid expenses                                            1,459            2,155
                                                        -----------      -----------
          Total current assets                              250,804          250,678
Other assets, at cost                                        24,350           24,195
Assets held for sale                                          4,756            4,879
Property, plant, and equipment, at cost:
  Land                                                       18,414           18,558
  Buildings and equipment                                   222,773          222,576
  Construction-in-progress                                   17,109           11,069
                                                        -----------      -----------
                                                            258,296          252,203
  Less accumulated depreciation                             157,316          155,546
                                                        -----------      -----------
    Net property, plant, and equipment                      100,980           96,657
                                                        -----------      -----------
                                                        $   380,890      $   376,409
                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Notes payable to banks                                $    10,000      $    10,000
  Trade accounts payable                                     18,036           14,152
  Other accrued items                                        37,779           38,705
  Current portion of long-term debt                           6,390            6,436
                                                        -----------      -----------
    Total current liabilities                                72,205           69,293
Long-term debt, less current portion                         56,125           57,137
Deferred income taxes                                        13,490           13,490
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                                 -                -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                     69,674           69,674
  Capital in excess of par value                             16,689           16,800
  Retained earnings                                         164,660          161,932
  Treasury stock, at cost, 1,230,635 and 1,234,585
    shares, respectively                                    (11,953)         (11,917)
                                                        -----------      -----------
      Total shareholders' equity                            239,070          236,489
                                                        -----------      -----------
                                                        $   380,890      $   376,409
                                                        ===========      ===========

                   See notes to consolidated financial statements.

                                    (Page 3)
================================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                                                       Three Months Ended
                                                            March 31,
                                                      -------------------
                                                        1996       1995
                                                      --------   --------
                                                          (Unaudited)
Net sales:
    Building materials                                $ 57,858   $ 56,058
    Footwear                                            46,481     57,596
                                                      --------   --------
                                                       104,339    113,654
Costs and expenses:
    Cost of goods sold                                  69,703     74,703
    Selling, general, and administrative expenses       27,668     29,550
    Interest expense                                       990      1,105
                                                      --------   --------
                                                        98,361    105,358
                                                      --------   --------
Income before income taxes                               5,978      8,296
Provision for income taxes                               2,184      3,028
                                                      --------   --------
Net income                                            $  3,794   $  5,268
                                                      ========   ========

Earnings per share                                    $    .14   $    .19
                                                      ========   ========

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 1996 and 1995
In Thousands of Dollars (Except Share and Per Share Data)
                                                               Capital
                                                                  In
                                                                Excess
                                         Preferred  Common      of Par    Retained   Treasury
                                          Stock     Stock       Value     Earnings    Stock
- ---------------------------------------  --------   --------   --------   --------   --------
              (Unaudited)
Balance January 1, 1996                  $      -   $ 69,674   $ 16,800   $161,932   $(11,917)
Net income                                      -          -          -      3,794          -
Purchase of 48,000 shares of
    stock for treasury                          -          -          -          -       (538)
Exercise of stock options                       -          -       (111)         -        502
Cash dividend declared ($.04 per share)         -          -          -     (1,066)         -
                                         --------   --------   --------   --------   --------
Balance March 31, 1996                   $      -   $ 69,674   $ 16,689   $164,660   $(11,953)
                                         ========   ========   ========   ========   ========

Balance January 1, 1995                  $      -   $ 69,674   $ 16,959   $140,593   $ (5,326)
Net income                                      -          -          -      5,268          -
Purchase of 125,800 shares of
    stock for treasury                          -          -          -          -     (1,385)
Exercise of stock options                       -          -        (53)         -        329
Cash dividend declared ($.04 per share)         -          -          -     (1,088)         -
                                         --------   --------   --------   --------   --------
Balance March 31, 1995                   $      -   $ 69,674   $ 16,906   $144,773   $ (6,382)
                                         ========   ========   ========   ========   =========

                        See notes to consolidated financial statements.

                                    (Page 4)
================================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars
                                                                        Three Months Ended
                                                                            March 31,
                                                                       -------------------
                                                                         1996        1995
                                                                       -------------------
                                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                                           $ 3,794     $ 5,268
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                       3,647       3,638
      Provision for losses on accounts receivable                          347         203
      Gain on sale of property, plant, and equipment                      (133)        (44)
      Changes in assets and liabilities:
        Decrease in accounts receivable                                  6,579       8,533
        Increase in inventories                                         (3,809)     (6,524)
        Decrease in other current assets                                 1,975       1,280
        Increase (decrease) in accounts payable and accrued expenses     2,963      (1,785)
                                                                       -------     -------
          Net cash provided from operating activities                   15,363      10,569

Cash flows from investing activities:
  Proceeds from the sale of property, plant, and equipment                 299          51
  Capital expenditures                                                  (8,136)     (4,464)
  (Increase) decrease in other long-term assets                            (32)        198
                                                                       -------     -------
           Net cash used in investing activities                        (7,869)     (4,215)

Cash flows from financing activities:
  Borrowings                                                             8,000       5,000
  Repayment of borrowings                                               (9,058)    (10,414)
  Dividends paid                                                        (1,071)     (1,089)
  Purchase of treasury stock                                              (538)     (1,385)
  Proceeds from exercise of stock options                                  391         276
                                                                       -------     -------
           Net cash used in financing activities                        (2,276)     (7,612)
                                                                       -------     -------
Net increase (decrease) in cash                                          5,218      (1,258)
Cash at beginning of period                                              2,180       6,071
                                                                       -------     -------
Cash at end of period                                                  $ 7,398     $ 4,813
                                                                       =======     =======

                      See notes to consolidated financial statements.

                                    (Page 5)
================================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996


Summary of Significant Accounting Policies
- ------------------------------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

   A summary of the company's significant accounting policies is presented on page 21 of its 1995 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the company during 1996.

   In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, cash flows, and shareholders' equity of Justin Industries, Inc. for interim periods.

Long-Term Debt
- --------------

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of March 31, 1996, the company was in compliance with all such requirements and restrictions.

Earnings Per Share
- ------------------

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 27,117,000 in 1996 and 27,728,000 in 1995.

                                    (Page 6)
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the three months ended March 31, 1996, of $104.3 million were 8.2% under the $113.7 million in 1995's first quarter.

      Building Materials Segment Sales - Sales in the Building Materials segment increased $1.8 million or 3.2% over the first quarter of 1995. The entire increase in revenues was attributable to Acme Brick Company ("Acme") as brick shipments increased 6% over the same period of 1995. American Tile Supply Company ("American Tile") and Tradewinds Technologies, Inc. ("Tradewinds") each posted modest declines in sales while Featherlite Building Products Corporation's ("Featherlite") sales approximated the first quarter of 1995.

      During the first quarter of 1996, housing starts in Acme's territory improved over the prior year and produced the volume gains. Featherlite, who relies more heavily on commercial construction, sold fewer concrete block in 1996's first quarter as commercial construction levels in Texas were lower than in 1995. Pricing gains, however, offset the volume decline. Tradewinds' first quarter revenues suffered from unusually cold weather in the first quarter of 1996 compared to the same period a year ago.

      Footwear Segment Sales - Total Footwear sales for the three months ended March 31, 1996, declined 19.3% to $46.5 million from 1995's first quarter. All three operations, Justin Boot Company, Nocona Boot Company and Tony Lama Company, experienced a slower first quarter in 1996.
   While pairs shipped declined 22.7% compared to the same quarter in 1995, average pricing improved reflecting a sales mix more heavily weighted toward higher priced footwear and a three percent pricing increase on most lines. All product lines experienced sales declines due to sluggish sales of footwear and apparel on a national level, in general, and due to the continued contraction of fashion markets' appetite for the companies' niche products.

   Costs and Expenses - The consolidated ratio of cost of goods sold to sales was 66.8% in the first quarter of 1996 versus 65.7% in the 1995 comparable period. Building Materials' ratio of cost of sales to sales was 61.3% in the first quarter of 1996, compared to 59.1% in the first quarter of 1995. The primary reason for the increase was higher natural gas prices adversely affected brick manufacturing costs. The ratio of cost of goods sold to sales in the Footwear businesses was 73.6% versus 72.1% in 1995. Realignment of production volumes, discounting of discontinued styles, and higher than normal returns are the most significant factors in the decline.

   Selling, general and administrative expenses increased to 26.5% of sales in the first quarter of 1996 compared to 26% in the first quarter of 1995. While the decrease in sales volume in the Footwear business caused the percentage increase, the total of selling, general and administrative expenses declined almost $2 million from 1995's first quarter. Approximately one-half of this decline was due to cost savings realized from the 1995 consolidation of Footwear administrative functions and expense reductions in that segment of business.

   Interest expense decreased 10.4% in the first quarter to $990,000 from $1,105,000 in the first three months of 1995. The average debt level declined during 1996's first quarter compared to a year ago, and the average effective interest rate for the quarter was slightly lower than the same period a year ago.

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the first quarter of 1996 and 1995, which is the current estimated effective rate for the full year.

                                    (Page 7)
================================================================================

FINANCIAL CONDITION AND LIQUIDITY

   At March 31, 1996, working capital amounted to $178.6 million versus $181.4 million at December 31, 1995. Cash increased from $2.2 million at year end to $7.4 million at the end of 1996's first quarter. Normal seasonal changes occurred between year-end 1995 and the end of the first quarter of 1996 with a reduction in accounts receivable, primarily due to payments by Footwear customers early in the year, and an increase in inventories caused by the seasonal build-up of Building Materials inventories.

   Cash provided by operating activities in the first quarter of 1996 totaled $15.4 million. These funds were used primarily to fund the continued construction of a new brick plant, reduce debt, pay dividends, and purchase 48,000 shares of treasury stock. The new brick plant is scheduled for completion in the second quarter of 1996. An additional $6 million will be expended in 1996 to complete this facility.

   In the first quarter of 1996, total interest-bearing debt declined to $72.5 million from $73.6 million at year-end 1995, and the ratio of long-term debt-to-equity was reduced to .23 to 1 from .24 to 1 at year end. Borrowings may increase over the next two quarters to finance the seasonal working capital needs. At March 31, 1996, unused credit facilities approximated $50 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the first quarter of 1996 and 1995 amounted to $.04 a share.

                                    (Page 8)
================================================================================

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

   The company is not presently involved in any lawsuits seeking damages relating to the normal conduct of its business that if adversely determined would have a material effect on the consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Shareholders was held on April 11, 1996.

     (b) Each of the persons named in the Proxy Statement as a nominee for director was elected and the proposal listed below was approved. The following are the voting results on each of the proposals:

Proposal I

     --------------------------------------------------
                                  Votes        Votes
      Election of Directors        For       Withheld
     --------------------------------------------------
      John Justin                23,565,729    108,237
      J. T. Dickenson            23,531,502    142,464
      Bayard H. Friedman         23,566,866    107,100
      Marvin Gearhart            23,569,466    104,500
      Robert E. Glaze            23,518,577    155,389
      Dee J. Kelly               23,463,888    210,078
      Joseph R. Musolino         23,567,694    106,272
      John V. Roach              23,533,064    140,902
      Dr. William E. Tucker      23,523,262    150,704
     --------------------------------------------------

Proposal II
    ----------------------------------------------------------------------------
     Approval of the Justin
     Industries, Inc. 1996 Non-        Votes       Votes                Broker
     Employee Director Stock Option     For       Against    Abstain   Non-Votes
                                    --------------------------------------------
                                    22,124,500   1,077,087   332,898    139,381
    ----------------------------------------------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

        (27)   Financial Data Schedule for the period ended March 31, 1996.

  (b)  Reports on Form 8-K

        None.

                                    (Page 9)
================================================================================

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.

/S/ RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer


Dated this 3rd day of May 1996.

                                    (Page 10)
===============================================================================