Form 10-Q
period 1996-06-30
JUSTIN INDUSTRIES INC
filed 1996-08-07
CIK 54182

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                            ________________________


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES   XX          NO

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 26,486,068 shares of the Company's Common Stock ($2.50 par value) were outstanding as of August 2, 1996.

================================================================================

                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                       Page No.
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:
            Consolidated Balance Sheet
             June 30, 1996 and December 31, 1995                           3
            Consolidated Statement of Income
             Three Months and Six Months Ended June 30, 1996 and 1995      4
            Consolidated Statement of Shareholders' Equity
             Six Months Ended June 30, 1996 and 1995                       4
            Consolidated Statement of Cash Flows
             Six Months Ended June 30, 1996 and 1995                       5
           Notes to Consolidated Financial Statements                      6

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7

PART II.   OTHER INFORMATION                                               9

  Item 1.  Legal Proceedings                                               9

  Item 4.  Submission of Matters to a Vote of Security Holders             9

  Item 6.  Exhibits and Reports on Form 8-K                                9

SIGNATURE                                                                 10




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

                                    (Page 2)

================================================================================
                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars

                                                      June 30,    December 31,
                                                        1996          1995
                                                    ------------  ------------
                                                    (Unaudited)
ASSETS
- ------
Current assets:
  Cash                                               $    4,868    $    2,180
  Accounts receivable, less allowance for doubtful
    accounts of $3,454 and $3,340, respectively          69,201        78,213
  Inventories:
    Finished goods                                      125,825       121,835
    Work-in-process                                       4,155         6,068
    Raw materials                                        25,393        30,427
                                                     -----------   -----------
      Total inventories                                 155,373       158,330
  Income taxes                                           10,472         9,800
  Prepaid expenses                                        1,337         2,155
                                                     -----------   -----------
        Total current assets                            241,251       250,678
Other assets, at cost                                    25,126        24,195
Assets held for sale                                      3,032         4,879
Property, plant, and equipment, at cost:
  Land                                                   19,078        18,558
  Buildings and equipment                               241,284       222,576
  Construction-in-progress                                2,978        11,069
                                                     -----------   -----------
                                                        263,340       252,203
  Less accumulated depreciation                         159,106       155,546
                                                     -----------   -----------
    Net property, plant, and equipment                  104,234        96,657
                                                     -----------   -----------
                                                     $  373,643    $  376,409
                                                     ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- -----------------------------------
Current liabilities:
  Notes payable to banks                             $    6,000    $   10,000
  Trade accounts payable                                 13,348        14,152
  Other accrued items                                    39,246        38,705
  Current portion of long-term debt                       6,390         6,436
                                                     -----------   -----------
    Total current liabilities                            64,984        69,293
Long-term debt, less current portion                     53,125        57,137
Deferred income taxes                                    13,490        13,490
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                             -             -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                 69,674        69,674
  Capital in excess of par value                         16,615        16,800
  Retained earnings                                     169,256       161,932
  Treasury stock, at cost, 1,350,670 and
    1,234,585 shares, respectively                     (13,501)       (11,917)
                                                     -----------   -----------
      Total shareholders' equity                        242,044       236,489
                                                     -----------   -----------
                                                     $  373,643    $  376,409
                                                     ===========   ===========

                 See notes to consolidated financial statements.

                                    (Page 3)

================================================================================
JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ---------------------   ---------------------
                                    1996        1995       1996         1995
                                 ---------   ---------   ---------   ---------
                                      (Unaudited)             (Unaudited)
Net sales:
  Building materials             $  70,797   $  62,887   $ 128,655   $ 118,945
  Footwear                          39,875      47,031      86,356     104,627
                                 ---------   ---------   ---------   ---------
                                   110,672     109,918     215,011     223,572
Costs and expenses:
  Cost of goods sold                71,901      70,642     141,604     145,345
  Selling, general, and
    administrative expenses         28,942      28,508      56,610      58,058
  Interest expense                     920       1,266       1,910       2,371
                                 ---------   ---------   ---------   ---------
                                   101,763     100,416     200,124     205,774
                                 ---------   ---------   ---------   ---------
Income before income taxes           8,909       9,502      14,887      17,798
Provision for income taxes           3,250       3,468       5,434       6,496
                                 ---------   ---------   ---------   ---------
Net income                       $   5,659   $   6,034   $   9,453   $  11,302
                                 =========   =========   =========   =========

Earnings per share               $     .21   $     .22   $     .35   $     .41
                                 =========   =========    ========   =========


JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 1996 and 1995
In Thousands of Dollars (Except Share and Per Share Data)

                                                Capital In
                           Preferred   Common    Excess of   Retained  Treasury
                             Stock     Stock     Par Value   Earnings   Stock
- -------------------------- ---------  ---------  ---------  ---------  --------
(Unaudited)
Balance January 1, 1996     $     -   $ 69,674   $ 16,800   $161,932   $(11,917)
Net income                        -          -          -      9,453          -
Purchase of 195,000 shares
  of stock for treasury           -          -          -          -     (2,349)
Exercise of stock options         -          -       (185)         -        765
Cash dividend declared
  ($.08 per share)                -          -          -     (2,129)         -
                            -------   --------   --------   --------   --------
Balance June 30, 1996       $     -   $ 69,674   $ 16,615   $169,256   $(13,501)
                            =======   ========   ========   ========   ========

Balance January 1, 1995     $     -   $ 69,674   $ 16,959   $140,593   $ (5,326)
Net income                        -          -          -     11,302          -
Purchase of 399,500 shares
  of stock for treasury           -          -          -          -     (4,204)
Exercise of stock options         -          -        (83)         -        403
Cash dividend declared
  ($.08 per share)                -          -          -     (2,165)         -
                            -------   --------   --------   --------   --------
Balance June 30, 1995       $     -   $ 69,674   $ 16,876   $149,730   $ (9,127)
                            =======   ========   ========   ========   ========


                 See notes to consolidated financial statements.

                                    (Page 4)

================================================================================
JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                           Six Months Ended
                                                             June 30, 1996
                                                         ---------------------
                                                           1996         1995
                                                         ---------------------
                                                              (Unaudited)
Cash flows from operating activities:
  Net income                                             $  9,453     $ 11,302
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                          7,321        7,317
      Provision for losses on accounts receivable           1,024          533
      (Gain) loss on sale of property, plant,
        and equipment                                        (108)         211
      Changes in assets and liabilities:
        Decrease in accounts receivable                     7,988        3,218
        (Increase) decrease in inventories                  2,957       (6,561)
        (Increase) decrease in other current assets           146       (3,046)
        Decrease in accounts payable and
          accrued expenses                                   (255)      (8,199)
                                                         --------     --------
          Net cash provided from operating activities      28,526        4,775

Cash flows from investing activities:
  Proceeds from the sale of property, plant,
    and equipment                                             449          460
  Capital expenditures                                    (15,123)     (10,216)
  Decrease in other long-term assets                          800          898
                                                         --------     --------
          Net cash used in investing activities           (13,874)      (8,858)

Cash flows from financing activities:
  Borrowings                                                8,000       19,000
  Repayment of borrowings                                 (16,058)     (10,674)
  Dividends paid                                           (2,137)      (2,177)
  Purchase of treasury stock                               (2,349)      (4,204)
  Proceeds from exercise of stock options                     580          320
                                                         --------     --------
          Net cash provided by (used in)
            financing activities                          (11,964)       2,265
                                                         --------     --------
Net increase (decrease) in cash                             2,688       (1,818)
Cash at beginning of period                                 2,180        6,071
                                                         --------     --------
Cash at end of period                                    $  4,868     $  4,253
                                                         ========     ========

                 See notes to consolidated financial statements.

                                    (Page 5)

================================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996


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

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth and restrictions on redemption of outstanding stock and change in control of the company. As of June 30, 1996, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 27,089,000 in 1996 and 27,575,000 in 1995.

                                    (Page 6)

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the second quarter of 1996 were $110.7 million versus $109.9 million for the same quarter in 1995, an increase of .7%. Consolidated net sales were $215 million for the six months ended June 30, 1996, 3.8% below the $223.6 million posted in 1995's first six months.

      Building Materials Segment Sales - Sales for the second quarter of 1996 in the Building Materials segment increased 12.6% over the same quarter of 1995 to $70.8 million. For the six months ended June 30, 1996, net sales increased to $128.7 million, 8.2% over the same period last year.

      The overall increase in sales is attributable to operations of Acme Brick Company ("Acme") and American Tile Supply ("ATS"), as residential construction in Acme's and ATS's market areas continues to be strong. Featherlite Building Products Corporation's ("Featherlite") sales, consisting primarily of commercial building products such as concrete block and cut limestone, declined a modest 1% during 1996's three and six month periods. Compared to the same periods a year ago, commercial construction activity has declined in Featherlite's markets. Cooler weather than normal and retooling of the manufacturing operations during the Spring selling season caused Tradewinds Technologies, Inc.'s sales to decline during the three and six month periods ended June 30, 1996, compared to the same periods in 1995.

      Footwear Segment Sales - Total Footwear sales for the quarter ended June 30, 1996, declined 15.2% to $39.9 million from 1995's second quarter of $47 million. For the six months ended June 30, 1996, revenues were 17.5% behind the same period a year ago. Justin Boot Company, Nocona Boot Company and Tony Lama Company, Inc. each experienced a slower second quarter and six months in 1996. All lines of footwear products experienced declines compared to 1995's periods due to soft footwear sales nationwide and changes in fashion trends.

   Costs and Expenses - The consolidated ratio of cost of goods sold to sales was 65% in the second quarter of 1996 versus 64.3% in the same quarter of 1995. For the six month periods ended June 30, 1996 and 1995, cost of goods sold to sales percentage was 65.9% and 65%, respectively.

   Building Materials' ratio was 59.9% in the second quarter of 1996 compared to 58.5% in 1995's second quarter. During the first six months of 1996 and 1995, the ratio for Building Materials was 60.6% and 58.8%, respectively. Despite an increase in units shipped of almost 14% in 1996 and stable average brick pricing, Acme's cost of goods sold ratio was negatively impacted by higher gas prices and start-up costs associated with the new Bennett brick plant. The new brick plant will be fully operational and producing close to capacity by the end of August. The ratios of cost of goods sold to sales in the Footwear businesses were 73.9% for the second quarter of 1996 versus 72% for the second quarter of 1995. For the six month periods ended June 30, the ratios were 73.8% in 1996 and 72.1% in 1995. The increased ratios in the second quarter of 1996 over 1995's second quarter are mainly attributable to reduced sales and production levels in 1996.

   Selling, general and administrative expenses increased to 26.2% of sales in the second quarter of 1996 compared to 25.9% in the second quarter of 1995. For the first six months of 1996, these expenses were 26.3% of sales compared to 26% during the first six months of 1995. The increases are primarily due to Footwear's lower sales volume, costs accrued to close its European sales operation, and severance payments to employees terminated in connection with personnel changes and cost reduction programs.

   Interest expense decreased 27.3% in the second quarter to $920,000 from $1,266,000 in the second three month period of 1995. During the six months ended June 30, 1996, compared to the same period in 1995, interest expense decreased $461,000 or 19.4%. The decreases are attributable to lower average effective interest rates and lower average debt levels during the periods.

                                    (Page 7)

================================================================================

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the second quarter and for the first six months of 1996 and 1995, which is the current estimated effective rate for the full year.

FINANCIAL CONDITION AND LIQUIDITY

   At June 30, 1996, working capital increased to $176.3 million versus $185.7 million at December 31, 1995. Cash decreased from $6.1 million at year-end 1995 to $4.8 million at the end of 1996's second quarter. During the first six months of 1996, net cash of $28.5 million was provided from operations due to aggressive management of inventories and receivables. Cash from operating activities was used primarily to repay bank debt by approximately $8 million, purchase $15.1 million of capital equipment, buy $2.3 million of treasury stock, and pay cash dividends to shareholders of $2.1 million.

   Total interest-bearing debt decreased to $65.5 million from $79.3 million at year end 1995. This decrease reduced the ratio of long-term debt-to-equity to
 .22 to 1 from .24 to 1 at year end. Borrowings may increase during the next quarter to finance additional seasonal working capital needs. At June 30, 1996, unused credit facilities approximated $63 million, an amount well above the company's estimated requirements.

   Cash dividends of $.04 a share were declared in the second quarter of 1996 and 1995. During each of the six month periods ended June 30 in 1996 and 1995, dividends were declared amounting to $.08 a share.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The information required by this item has been provided in the company's Form 10-Q for the quarter ended March 31, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

          (27) Financial Data Schedule for the period ended June 30, 1996.

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





Dated this 7th day of August 1996.