Form 10-Q
period 1996-09-30
JUSTIN INDUSTRIES INC
filed 1996-11-12
CIK 54182

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                            ________________________


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date: 26,448,298 shares of the Company's Common Stock ($2.50 par value) were outstanding as of November 8, 1996.

================================================================================

                             JUSTIN INDUSTRIES, INC.

                                      Index

                                                                       Page No.
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:
            Consolidated Balance Sheet
             September 30, 1996 and December 31, 1995                     3
            Consolidated Statement of Income
             Three Months and Nine Months Ended
               September 30, 1996 and 1995                                4
            Consolidated Statement of Shareholders' Equity
             Nine Months Ended September 30, 1996 and 1995                4
            Consolidated Statement of Cash Flows
             Nine Months Ended September 30, 1996 and 1995                5
            Notes to Consolidated Financial Statements                    6

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7

PART II.   OTHER INFORMATION                                              9

  Item 1.  Legal Proceedings                                              9

  Item 4.  Submission of Matters to a Vote of Security Holders            9

  Item 6.  Exhibits and Reports on Form 8-K                               9

SIGNATURE                                                                 9







All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                    (Page 2)

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars

                                                   September 30,   December 31,
                                                        1996           1995
                                                   -------------   ------------
                                                    (Unaudited)
ASSETS
Current assets:
  Cash                                              $      4,075   $      2,180
  Accounts receivable, less allowance for doubtful
    accounts of $3,636 and $3,340, respectively           71,730         78,213
  Inventories:
    Finished goods                                       113,714        121,835
    Work-in-process                                        4,706          6,068
    Raw materials                                         28,186         30,427
                                                    ------------   ------------
      Total inventories                                  146,606        158,330
  Income taxes                                            13,673          9,800
  Prepaid expenses                                         1,508          2,155
                                                    ------------   ------------
        Total current assets                             237,592        250,678
Other assets, at cost                                     25,588         24,195
Assets held for sale                                       2,817          4,879
Property, plant, and equipment, at cost:
  Land                                                    19,438         18,558
  Buildings and equipment                                243,945        222,576
  Construction-in-progress                                 4,334         11,069
                                                    ------------   ------------
                                                         267,717        252,203
  Less accumulated depreciation                          161,986        155,546
                                                    ------------   ------------
    Net property, plant, and equipment                   105,731         96,657
                                                    ------------   ------------
                                                    $    371,728   $    376,409
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                            $      4,000   $     10,000
  Trade accounts payable                                  15,492         14,152
  Other accrued items                                     41,456         38,705
  Current portion of long-term debt                        6,390          6,436
                                                    ------------   ------------
    Total current liabilities                             67,338         69,293
Long-term debt, less current portion                      45,125         57,137
Deferred income taxes                                     13,456         13,490
Shareholders' equity:
  Voting preferred stock, $2.50 par value;
    1,000,000 shares authorized - Series Two
    convertible, 100 shares issued and outstanding             -              -
  Common stock, $2.50 par value; 100,000,000
    shares authorized, 27,869,888 shares issued           69,674         69,674
  Capital in excess of par value                          16,544         16,800
  Retained earnings                                      174,139        161,932
  Treasury stock, at cost, 1,435,069 and 1,234,585
    shares, respectively                                 (14,548)       (11,917)
                                                    ------------   ------------
      Total shareholders' equity                         245,809        236,489
                                                    ------------   ------------
                                                    $    371,728   $    376,409
                                                    ============   ============

                 See notes to consolidated financial statements.

                                    (Page 3)

================================================================================

JUSTIN INDUSTRIES, INC
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                --------------------     ----------------------
                                  1996        1995          1996         1995
                                --------    --------     ---------    ---------
                                     (Unaudited)               (Unaudited)
Net sales:
  Building materials            $ 68,622    $ 61,852     $ 197,277    $ 180,797
  Footwear                        41,757      50,569       128,113      155,196
                                --------    --------     ---------    ---------
                                 110,379     112,421       325,390      335,993
Costs and expenses:
  Cost of goods sold              72,453      72,610       214,057      217,955
  Selling, general, and
    administrative expenses       27,774      29,368        84,384       87,426
  Interest expense                   798       1,345         2,708        3,716
                                --------    --------     ---------    ---------
                                 101,025     103,323       301,149      309,097
                                --------    --------     ---------    ---------
Income before income taxes         9,354       9,098        24,241       26,896
Provision for income taxes         3,414       3,320         8,848        9,816
                                --------    --------     ---------    ---------
Net income                      $  5,940    $  5,778     $  15,393    $  17,080
                                ========    ========     =========    =========

Earnings per share              $    .22    $    .21     $     .57    $     .62
                                ========    ========     =========    =========


JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 1996 and 1995
In Thousands of Dollars (Except Share and Per Share Data)

                                                 Capital in
                            Preferred   Common    Excess of  Retained  Treasury
                              Stock      Stock    Par Value  Earnings   Stock
-----------------------     ---------  --------  ----------  --------  --------
       (Unaudited)
Balance January 1, 1996     $      -   $ 69,674   $ 16,800   $161,932  $(11,917)
Net income                         -          -          -     15,393         -
Purchase of 323,000
  shares of stock for
  treasury                         -          -          -          -    (3,821)
Exercise of stock
  options                          -          -       (256)         -     1,190
Cash dividends declared
  ($.12 per share)                 -          -          -     (3,186)        -
                            --------   --------   --------   --------  --------
Balance September 30, 1996  $      -   $ 69,674   $ 16,544   $174,139  $(14,548)
                            ========   ========   ========   ========  ========

Balance January 1, 1995     $      -   $ 69,674   $ 16,959   $140,593  $ (5,326)
Net income                         -          -          -     17,080         -
Purchase of 569,000 shares
  of stock for treasury            -          -          -          -    (6,082)
Exercise of stock options          -          -       (118)         -       537
Cash dividends declared
  ($.12 per share)                 -          -          -     (3,241)        -
                            --------   --------   --------   --------  --------
Balance September 30, 1995  $      -   $ 69,674   $ 16,841   $154,432  $(10,871)
                            ========   ========   ========   ========  ========

                 See notes to consolidated financial statements.

                                    (Page 4)

================================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                              1996       1995
                                                           --------------------
                                                                (Unaudited)

Cash flows from operating activities:
  Net income                                                $15,393    $17,080
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                           11,010     11,019
      Provision for losses on accounts receivable             1,662      1,045
      (Gain) loss on sale of property, plant,
        and equipment                                          (198)       177
      Deferred federal income tax                               (34)       (10)
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable            4,821     (7,744)
        (Increase) decrease in inventories                   11,724     (9,419)
        Increase in other current assets                     (3,226)    (3,277)
        Increase in accounts payable and
          accrued expenses                                    4,105      3,429
                                                            -------    -------
          Net cash provided from operating activities        45,257     12,300

Cash flows from investing activities:
  Proceeds from the sale of property, plant,
    and equipment                                               562        500
  Capital expenditures                                      (20,113)   (18,338)
  Decrease in other long-term assets                            334        720
                                                            -------    -------
          Net cash used in investing activities             (19,217)   (17,118)

Cash flows from financing activities:
  Borrowings                                                 12,000     35,000
  Repayment of borrowings                                   (30,058)   (23,947)
  Dividends paid                                             (3,200)    (3,254)
  Purchase of treasury stock                                 (3,821)    (6,082)
  Proceeds from exercise of stock options                       934        419
                                                            -------    -------
          Net cash provided by (used in) financing
            activities                                      (24,145)     2,136
                                                            -------    -------
Net increase (decrease) in cash                               1,895     (2,682)
Cash at beginning of period                                   2,180      6,071
                                                            -------    -------
Cash at end of period                                       $ 4,075    $ 3,389
                                                            =======    =======

                 See notes to consolidated financial statements.

                                    (Page 5)

================================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996


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

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth and restrictions on redemption of outstanding stock and change in control of the company. As of September 30, 1996, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 27,029,000 in 1996 and 27,494,000 in 1995.

                                    (Page 6)

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the third quarter of 1996 were $110.4 million versus $112.4 million for the same quarter in 1995, a decrease of 1.8%. Consolidated net sales for the first nine months of 1996 were $325.4 million compared to $336 million for the nine months ended September 30, 1995.

      Building Materials Segment Sales - Sales in the Building Materials segment for 1996's third quarter increased 11% to $68.6 million compared to the same quarter of 1995. For the nine months ended September 30, 1996, net sales increased 9.1% to $197.3 million compared to the same period in 1995. Sales for Acme Brick Company ("Acme") improved approximately 13.4% in the third quarter and 12.2% for the nine month period of 1996, compared to the same periods a year ago. Increased brick shipments produced most of the gains, while floor and wall tile sales at both Acme and American Tile Supply Company posted good improvements over 1995's third quarter and nine month periods. Featherlite Building Products Corporation's sales for the third quarter and year-to-date are comparable to last year's pace. Although the number of block units shipped is down about 7% in 1996, primarily due to a decrease in commercial construction activity in certain markets, improved average pricing and gains in cut limestone products have offset the block volume shrinkage. Tradewinds Technologies, Inc., manufacturer of evaporative cooling units, posted declines in revenues for the 1996 periods compared to a year ago. This company, which contributes approximately 1% of consolidated revenues, is retooling its plant in 1996 to provide additional product enhancements.

      Footwear Segment Sales - Total Footwear sales for the quarter ended September 30, 1996, declined 17.4% to $41.8 million from 1995's third quarter of $50.6 million. For the nine month period ended September 30, 1996, revenues were 17.5% behind the same period a year ago. Justin Boot Company, Nocona Boot Company and Tony Lama Company experienced a slower third quarter in 1996, while sales in the Chippewa product line increased during the quarter. Changes in fashion trends have affected the western apparel industry.

   Costs and Expenses - The consolidated gross profit margin declined in the third quarter of 1996 to 34.4% compared to 35.4% in the same quarter of 1995. For the nine month periods ended September 30, 1995 and 1996, the gross profit margins declined from 35.1% in 1995 to 34.2% in 1996. Building Materials' margins decreased slightly from 41.5% in 1995's third quarter to 41% in the third quarter of 1996. During the first nine months of 1996, the ratio for Building Materials declined to 40% from 41.3% for the same period in 1995.
Brick margins continue to be lower than comparable periods in 1995 due to higher natural gas prices in 1996 and start-up costs incurred from a new plant. Gross margins in the Footwear business were 23.5% for the third quarter and 25.4% for the first nine months of 1996, versus 27.9% for the third quarter and the first nine months of 1995. Reduced Footwear sales and special inventory reduction programs have negatively impacted margins. At the same time, however, the inventory reduction programs have significantly improved working capital requirements.

   Selling, general and administrative expenses decreased to 25.2% of sales in the third quarter of 1996 compared to 26.1% in the third quarter of 1995. For the first nine months of 1996, such expenses were 25.9% of sales compared to 26% during the first nine months of 1995. The improvements are primarily due to higher sales in the Building Materials segment and reduced general and administrative expenses in Footwear. Beginning in the third quarter of 1995, a program was initiated in the Footwear segment to reduce general and administrative costs on a long-term basis. Costs associated with this reorganization were incurred throughout 1995. The program, which included consolidation of various administrative and accounting functions, was completed in early 1996.

                                    (Page 7)

================================================================================

   Interest expense decreased 40.7% in 1996's third quarter to $798,000 from $1,345,000 in the same three month period of 1995. During the nine months ended September 30, 1996, compared to the same period in 1995, interest expense decreased $1,008,000 or 27.1%. These decreases are primarily attributable to significantly lower debt levels due to Footwear's aggressive inventory reduction strategies, combined with lower average effective interest rates.

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the third quarter and for the first nine months of 1996 and 1995, which is the current estimated effective rate for the full year.

FINANCIAL CONDITION AND LIQUIDITY

   At September 30, 1996, working capital amounted to $170.3 million versus $181.4 million at December 31, 1995. Cash increased from $2.2 million at year-end 1995 to $4.1 million at the end of 1996's third quarter. During the first nine months of 1996, net cash of $45.3 million was provided from operations. As such, the company was able to reduce debt levels by $18.1 million during the 1996 nine month period. Other uses of cash during the nine month period include the purchase of 323,000 shares of treasury stock at a cost of $3.8 million, concluding the company's stock repurchase program that began in late 1994; purchase of capital equipment, primarily the new Bennett brick plant; and payment of cash dividends to shareholders.

   Total interest-bearing debt decreased to $55.5 million from $73.6 million at year-end 1995. The ratio of long-term debt-to-equity was .18 to 1 at September 30, 1996, compared to .24 to 1 at year-end 1995. Borrowings should decrease further during the next quarter as receivables from Footwear's seasonal sales become due. At September 30, 1996, unused credit facilities totaled $68 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the third quarter of 1996 and 1995 amounted to $.04 a share. During each of the nine month periods ended September 30 in 1996 and 1995, dividends were declared amounting to $.12 a share.

                                    (Page 8)

================================================================================

                           PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   The company is not presently involved in any lawsuits seeking damages relating to the normal conduct of its business that if adversely determined would have a material effect on the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The information required by this item has been provided in the company's definitive proxy statement for its annual meeting of shareholders held April 11, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        (27)   Financial Data Schedule for the period ended September 30, 1996.

   (b)  Reports on Form 8-K

        None.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.



S/RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer





Dated this 12th day of November 1996.


                                    (Page 9)

================================================================================