Form 10-K405
period 1996-12-31
JUSTIN INDUSTRIES INC
filed 1997-03-28
CIK 54182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

                        $294,294,720 as of March 10, 1997

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  26,453,458 Common Shares as of March 10, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II, and IV incorporate certain information by reference from the Annual Report to Shareholders for the year ended December 31, 1996. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders held on March 28, 1997.

================================================================================

                                TABLE OF CONTENTS

                                                                          Page

                                     PART I

Item 1.     Business                                                         2

Item 2.     Properties                                                       5

Item 3.     Legal Proceedings                                                6

Item 4.     Submission of Matters to a Vote of Security Holders              6

                                     PART II

Item 5.     Market for Registrant's Common Stock and Related
            Stockholder Matters                                              7

Item 6.     Selected Financial Data                                          7

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

Item 8.     Financial Statements and Supplementary Data                      7

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              7

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant               8

Item 11.    Executive Compensation                                           8

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                                   8

Item 13.    Certain Relationships and Related Transactions                   8

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                      9

Signatures                                                                  13

                                     Page 1
================================================================================

                                     PART I

Item 1.   Business

     Justin Industries, Inc. and its subsidiaries are herein collectively referred to as the "Company", unless the context indicates otherwise. The Company, where specifically indicated, has incorporated by reference certain information contained in its 1996 Annual Report to Shareholders. Other references made to that report are for information purposes only and the information in the Annual Report to Shareholders is not deemed incorporated in this Form 10-K.

General Development of Business

     The Company was incorporated under the laws of the State of Texas on April 26, 1916, as Acme Brick Company. In 1972, after merger with Justin Boot Company ("Justin Boot") in 1968, the Company changed its name to Justin Industries, Inc. In 1981, Justin purchased Nocona Boot Company ("Nocona"). On October 15, 1990, the Company acquired Tony Lama Company, Inc. ("Tony Lama"). Effective August 1, 1994, the Company purchased American Tile Supply Company ("American Tile").

     Justin's continuing operations are in two principal business areas: (i) manufacture and sale of building materials, which includes the operations of Acme, American Tile, Featherlite Building Products Corporation, and Tradewinds Technologies, Inc. ("Tradewinds"), and (ii) manufacture and sale of footwear products, which includes the operations of Justin Boot, Nocona and Tony Lama.

Financial Information about Industry Segments

     A five year analysis of sales and operating profit contribution by industry segment is presented on page 17 of the company's 1996 Annual Report to Shareholders and additional financial information, including identifiable assets, by industry segment is included in Note 8 of Notes to Consolidated Financial Statements on page 26 of the Shareholders' Report. Such information is hereby incorporated by reference.

Narrative Description of Business

     The following information is presented in addition to the information included in the Report on Operations contained on pages 5 through 11 of the company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

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

     Since August, 1994, this segment also includes the sale of ceramic and marble floor and wall tile through American Tile distribution centers in Texas.

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

                                     Page 2
================================================================================

     Manufacture and Sale of Footwear Products

     Footwear operations include the design, manufacture and distribution of men's, women's, and children's western style, safety, work and sports boots and shoes, primarily for sale in the United States under the primary trade names of "Justin(R)", "Nocona(R)", "Tony Lama(R)", "Chippewa(R)", "Sport Lace-R(R)", and "Diamond J(R)".

     Justin Boot Company, headquartered in Fort Worth, Texas, started business in 1879 as H. J. Justin & Sons, Inc. The company owns and operates footwear manufacturing plants in Fort Worth, Texas, Cassville, Sarcoxie (currently closed), and Carthage, Missouri. Nocona Boot Company, headquartered in Nocona, Texas, started business in 1925 and owns and operates its boot manufacturing plant in Nocona. Tony Lama Company, Inc., headquartered in El Paso, Texas, was established in 1911. The company owns and operates a western boot manufacturing plant in El Paso, Texas. Administrative functions of the three companies are centralized in Fort Worth, Texas.

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

     Other

     The company, through Northland Publishing Company ("Northland"), is also in the publishing business. Northland's primary activity is publishing books about the history and art of the West. Many of these books have won awards for fine design, printing, and binding in major book competitions including the Western Heritage Awards at the National Cowboy Hall of Fame. Northland's books are marketed by company personnel throughout the United States.

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

     The company consumes large quantities of natural gas and other combustible fuels in the drying and firing of its clay products. In periods of severe cold weather and occasionally at other times, the company's natural gas supplies have been limited by its suppliers at certain locations. In addition, during winter months, index pricing of natural gas can be somewhat volatile. The company believes it will be able to obtain an adequate supply of energy in the future to meet its requirements.

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

                                     Page 3
================================================================================

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

Backlog of Orders at End of Fiscal Year

     An analysis of backlog orders is presented on page 16 of the company's 1996 Annual Report to Shareholders, which is incorporated herein by reference. In accordance with industry practice, unfilled orders for clay brick and footwear products are generally cancelable by customers at any time and for this reason may not be considered firm backlog in the traditional sense, despite the fact that in the past, orders have been canceled only infrequently. Substantially all unfilled orders are expected to be filled within one year.

Competition

     The business environment in which the company operates is highly competitive in the areas of price, service, and product quality. Unless otherwise indicated below, the company's relative competitive position within its product lines and market areas is not readily available due to constant changes in the number and identity of competitors and types of competitive products.

     In the building materials segment, competition includes other suppliers of brick and concrete products, as well as suppliers of diverse alternative building materials such as stucco, steel, aluminum, glass, plastic, and wood products. There are numerous manufacturers of various types of brick and concrete products in the United States, virtually all of which operate on a regional or local basis. In every geographical area served by the company, there are numerous competitors in all significant building product lines. The company is one of the largest face brick manufacturers in the United States and the largest in the Southwest. There are numerous plants manufacturing concrete products in the area in which the company owns and operates plants. Tradewinds' evaporative coolers compete with approximately five other major manufacturers, two of which currently have approximately 70 percent of the market. None of the competition, however, manufactures coolers constructed of injection molded polypropylene material.

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

                                     Page 4
================================================================================

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

Employees

     The company had 3,943 employees in its operations as of December 31, 1996.

     The number of employees by job position at December 31, 1996, was as follows:

                                  Building
                                 Materials    Footwear     Parent      Total
                                 ---------   ---------   ---------    -------
       Production                  1,463       1,134                   2,597
       Sales                         544         231                     775
       Administrative,
        Engineering,
        Clerical, and Other          358         187          26         571
                                  -------     -------     -------     -------
                                   2,365       1,552          26       3,943
                                  =======     =======     =======     =======

Foreign Operations

     Footwear products are marketed in foreign countries, primarily Canada, Western Europe, and Japan. Foreign operations are not material to consolidated operations.

Item 2.   Properties

     Information concerning the company's principal production facilities is as follows:

     The company's current annual brick manufacturing capacity is approximately 840 million brick. The company's 17 operating brick plants are located on approximately 8,000 acres of land, which includes associated clay mining operations. The plants have individual production capacities ranging from 14.5 million to 128 million brick each year.

     The company's tile distribution centers operate out of 12 leased facilities, consisting of approximately 278,000 square feet of showroom, office and warehouse space, and two owned showroom/warehouse facilities containing 48,000 square feet.

     The company's concrete operations include 7 concrete block plants operated by Featherlite and one plant operated by Acme on tracts of land ranging from 5 acres to 24 acres. In addition, Featherlite operates a limestone mill on a 36 acre tract of land and owns 62 acres of volcanic cinder mines and leases mining rights on 2,100 acres of land for quarrying architectural limestone.

     Tradewinds manufactures its evaporative coolers in Phoenix, Arizona, in a leased facility containing approximately 90,000 square feet.

     The footwear manufacturing facilities consist of 7 plants, two of which are currently not operating, and related warehouses containing approximately 777,000 square feet, located on land owned by the company. These plants have a designed capacity to produce in excess of 3 million pair of footwear annually.

     The company's corporate administrative headquarters in Fort Worth, Texas, is contained in 26,000 square feet of modern office facilities.

     The company owns various interests in oil and gas mineral leases in Texas, Oklahoma, Louisiana, and Arkansas. Revenues received to date from these interests have not and are not anticipated to have a material effect on consolidated revenues.

                                     Page 5
================================================================================

Item 3.   Legal Proceedings

     The company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the company's consolidated financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December 31, 1996.

Executive Officers of Registrant

     Certain information regarding the executive officers is as follows:

                              Employed     Date First
                             by Company   Appointed an
         Name          Age       In         Officer               Title
--------------------- ---   ----------   ---------------  --------------------
John Justin            80      1936      December 1969    Chairman of the
                                                            Board and Chief
                                                            Executive Officer

J. T. Dickenson        67      1974      September 1983   President and Chief
                                                            Operating Officer

Richard J. Savitz      50      1979      March 1982       Vice President-
                                                            Finance, Treasurer
                                                            and Secretary

Edward L. Stout, Jr.   71      1949      March 1974       Vice President-Brick
                                                            Operations

Judy B. Hunter         38      1990      October 1990     Controller,
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

                                     Page 6
================================================================================

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

     Incorporated by reference from the 1996 Annual Report to Shareholders, pages 28, 29, and 30.

     As of February 28, 1997, there were 1,712 common shareholders of record. In addition, approximately 2,355 shareholders are participants in the Justin Industries, Inc. Employee Stock Ownership Plan.

     Dividends declared for the most recent two fiscal years are as follows:

              Quarter Ended       Cash Dividend Declared
              -------------       ----------------------
                3/31/95                    $.04
                6/30/95                    $.04
                9/30/95                    $.04
               12/31/95                    $.04
                3/31/96                    $.04
                6/30/96                    $.04
                9/30/96                    $.04
               12/31/96                    $.04

Item 6.   Selected Financial Data

     Incorporated by reference from the 1996 Annual Report to Shareholders, pages 28 and 29.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the 1996 Annual Report to Shareholders, pages 13 through 17.

Item 8.   Financial Statements and Supplementary Data

     The consolidated balance sheets of the company at December 31, 1996 and 1995 and the consolidated statements of income, shareholders' equity, and cash flows for the years 1996, 1995, and 1994 and the report of independent auditors thereon, and the company's unaudited quarterly financial data for the two-year period ended December 31, 1996 are incorporated by reference from the 1996 Annual Report to Shareholders, pages 18 through 27 and page 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                     Page 7
================================================================================

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

     Incorporated herein by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held March 28, 1997 ("Proxy Statement"), pages 2 through 5.

     Information regarding the executive officers is included in Part I.

Item 11.  Executive Compensation

     Incorporated herein by reference from the Proxy Statement, pages 6 through 12.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required as to security ownership is incorporated herein by reference from the Proxy Statement, pages 2 and 3.

Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference from the Proxy Statement, page 13.

                                     Page 8
================================================================================

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  1.  Financial Statements

                                                        Reference
                                              ------------------------------
                                                             Annual Report
                                                            to Shareholders
                                              Form 10-K          (page)
                                              ---------     ---------------

Data incorporated by reference from
  attached Annual Report to Shareholders
  of Justin Industries, Inc.:

  Report of independent auditors                                     27

  Consolidated balance sheet at
    December 31, 1996 and 1995                                       18

  For the years ended December 31, 1996,
    1995, and 1994:
      Consolidated statement of income                               19
      Consolidated statement of
        shareholders' equity                                         19
      Consolidated statement of cash flows                           20

  Notes to consolidated financial statements                       21-26

       2.  Financial Statement Schedules

Report of Independent Auditors and Consent
  of Independent Auditors                        S-1

Schedules for years ended December 31,
  1996, 1995, and 1994:

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

                                     Page 9
================================================================================

       3.  Exhibits


Exhibit
  No.                                Description
-------                              -----------

  3.1 Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 dated April 27, 1993)

  3.2 By-Laws of Registrant, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K dated September 7, 1990)


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

 10.2   Registrant's 1984 Incentive Stock Option Plan*

 10.3 Registrant's Justin Industries, Inc. 1996 Non-Employee Director Stock Option Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held on April 11, 1996)

 10.4 Registrant's 1992 Stock Option Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held on April 3, 1992)

 10.5   Registrant's Deferred Compensation Plan*

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

 10.13 Form of Severance Agreement dated March 23, 1990 between Registrant and certain of its officers and employees*

 10.14 Revolving Loan Agreement between Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank) as Administrative Lender and the several banks listed on the signature pages thereof, as amended in the First and Second Amendments through June 9, 1990*

 10.15 Third Amendment to the Revolving Loan Agreement dated as of December 3, 1990 among Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank--Fort Worth, N.A. (incorporated by reference to Registrant's Current Report on Form 8-K dated December 3, 1990)

 10.16 Fourth Amendment to the Revolving Loan Agreement dated as of December 31, 1991 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1991 Annual Report on Form 10-K)

 10.17 Fifth Amendment to the Revolving Loan Agreement dated as of May 1, 1992 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

 10.18 Sixth Amendment to the Revolving Loan Agreement dated as of December 31, 1993 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1993 Annual Report on Form 10-K)

 10.19 Seventh Amendment to the Revolving Loan Agreement dated as of July 24, 1995 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., The Bank of New York, and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1995 Annual Report on Form 10-K)

 10.20 Term Loan Agreement dated as of December 3, 1990 among the Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National
        Bank), Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank--Fort Worth, N.A. (incorporated by reference to Amendment No. 4 to Registrant's Schedule 14D-9 dated December 6,
        1990)

 10.21 First Amendment to the Term Loan Agreement dated as of December 31, 1991 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1991 Annual Report on Form 10-K)

 10.22 Second Amendment to the Term Loan Agreement dated as of May 1, 1992 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

 10.23 Third Amendment to the Term Loan Agreement dated as of December 31, 1993 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., Citibank, N.A. and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1993 Annual Report on Form 10-K)

 10.24 Fourth Amendment to the Term Loan Agreement dated as of July 24, 1995 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., and Texas Commerce Bank, National
        Association (incorporated by reference to Registrant's 1995 Annual Report on Form 10-K)

 13     Annual report to shareholders for the year ended December 31, 1996

 21     Subsidiaries of the Registrant

 23 Report of Independent Auditors and Consent of Independent Auditors (included herein at page S-1)

 27     Financial Data Schedules

* Incorporated by reference to Registrant's Amendment No. 1 on Form 8 to Annual Report on Form 10-K dated August 23, 1990.

  (b)  Reports on Form 8-K

     None.

                              Pages 10, 11, and 12
================================================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUSTIN INDUSTRIES, INC.
     (Registrant)

By: /S/ JOHN JUSTIN
    John Justin
    Chairman of the Board and Chief Executive Officer
    March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/S/ JOHN JUSTIN                          /S/ BAYARD H. FRIEDMAN
John Justin                              Bayard H. Friedman
Chairman of the Board and                Director, March 28, 1997
Chief Executive Officer
March 28, 1997

/S/ J. T. DICKENSON                      /S/ DEE J. KELLY
J. T. Dickenson                          Dee J. Kelly
Director, President and Chief            Director, March 28, 1997
Operating Officer
March 28, 1997


/S/ RICHARD J. SAVITZ                    /S/ JOSEPH R. MUSOLINO
Richard J. Savitz                        Joseph R. Musolino
Vice President-Finance, Principal        Director, March 28, 1997
Finance and Accounting Officer
March 28, 1997

/S/ MARVIN GEARHART                      /S/ JOHN V. ROACH
Marvin Gearhart                          John V. Roach
Director, March 28, 1997                 Director, March 28, 1997



/S/ ROBERT E. GLAZE                      /S/ WILLIAM E. TUCKER
Robert E. Glaze                          William E. Tucker
Director, March 28, 1997                 Director, March 28, 1997

                                     Page 13
================================================================================

                         REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Justin Industries, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 29, 1997, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of the Annual Report (Form 10-K). This schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /S/ ERNST & YOUNG LLP


Fort Worth, Texas
January 29, 1997



                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Justin Industries, Inc. of our report dated January 29, 1997, included in the 1996 Annual Report to Shareholders of Justin Industries, Inc.

We also consent to the incorporation by reference in the a) Registration Statement (Form S-8 No. 33-11915) pertaining to the Justin Industries, Inc. 1981 Stock Option Plan and the Justin Industries, Inc. 1984 Incentive Stock Option Plan and in the related Prospectus; b) Registration Statement (Form S-8 No. 33-52783) pertaining to the Justin Industries, Inc. Employee Stock Ownership Plan and in the related Prospectus; and c) Registration Statement (Form S-8 No. 33-61776) pertaining to the Justin Industries, Inc. 1992 Stock Option Plan and in the related Prospectus of our reports dated January 29, 1997, with respect to the consolidated financial statements and schedule of Justin Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1996.


                                        /S/ ERNST & YOUNG LLP


Fort Worth, Texas
March 24, 1997


                                    Page S-1
================================================================================

                             JUSTIN INDUSTRIES, INC.
                                  CONSOLIDATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            Years Ended December 31,
                            (in thousands of dollars)

                         Balance at     Additions                  Balance at
                          Beginning    Charged to    Deductions      End of
                           of Year       Income          (1)        Year (2)
                         ----------    ----------     ---------    ----------

Reserve Deducted from
  Related Assets:

1994
----
  Doubtful Accounts       $ 3,014       $   866       $   661       $ 3,219

1995
----
  Doubtful Accounts       $ 3,219       $ 1,347       $ 1,226       $ 3,340

1996
----
  Doubtful Accounts       $ 3,340       $ 2,707       $ 2,978       $ 3,069


(1)  Accounts written off, less recoveries.

(2) The reserve for doubtful accounts is deducted from accounts receivable in the financial statements.

                                    Page S-2
================================================================================