Form 10-Q
period 1997-03-31
JUSTIN INDUSTRIES INC
filed 1997-05-06
CIK 54182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ________________________


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1997

                                       or

            [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
              For the transition period from _________ to _________


                          Commission file number 0-3041


                             JUSTIN INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             TEXAS                                        75-0102185
-------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

      2821 West 7th Street                                  76107
-------------------------------                      -------------------
     (Address of principal                                (Zip Code)
       executive office)

                                 (817) 336-5125
               --------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  XX      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,233,108 shares of the Company's Common Stock ($2.50 par value) were outstanding as of April 30, 1997.

================================================================================
                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                     Page No.
                                                                     --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:
          Consolidated Balance Sheet
            March 31, 1997 and December 31, 1996                         3
          Consolidated Statement of Income
            Three Months Ended March 31, 1997 and 1996                   4
          Consolidated Statement of Shareholders' Equity
            Three Months Ended March 31, 1997 and 1996                   4
          Consolidated Statement of Cash Flows
            Three Months Ended March 31, 1997 and 1996                   5
          Notes to Consolidated Financial Statements                     6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

PART II.   OTHER INFORMATION                                             9

  Item 1.  Legal Proceedings                                             9

  Item 4.  Submission of Matters to a Vote of Security Holders           9

  Item 6.  Exhibits and Reports on Form 8-K                              9

SIGNATURE                                                               10




All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                     Page 2
================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars

                                                        March 31,   December 31,
                                                           1997         1996
                                                        ----------  ------------
                                                       (Unaudited)
ASSETS
------
Current assets:
  Cash                                                    $  5,154     $  3,215
  Accounts receivable, less allowance for doubtful
    accounts of $3,339 and $3,069, respectively             66,637       80,315
  Inventories:
    Finished goods                                         101,127       99,401
    Work-in-process                                          5,806        5,246
    Raw materials                                           27,336       24,499
                                                          --------     --------
      Total inventories                                    134,269      129,146
  Income taxes                                               8,406       11,758
  Prepaid expenses                                           1,584        1,527
                                                          --------     --------
        Total current assets                               216,050      225,961
Other assets, at cost                                       27,505       25,815
Assets held for sale                                         2,805        2,805
Property, plant, and equipment, at cost:
  Land                                                      19,875       19,908
  Buildings and equipment                                  248,247      247,285
  Construction-in-progress                                   6,455        3,902
                                                          --------     --------
                                                           274,577      271,095
  Less accumulated depreciation                            169,379      165,598
                                                          --------     --------
    Net property, plant, and equipment                     105,198      105,497
                                                          --------     --------
                                                          $351,558     $360,078
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable to banks                                  $      -     $  2,000
  Trade accounts payable                                    17,101       14,056
  Other accrued items                                       34,147       37,457
  Current portion of long-term debt                          7,235        7,395
                                                          --------     --------
    Total current liabilities                               58,483       60,908
Long-term debt, less current portion                        24,750       32,890
Deferred income taxes                                       13,404       13,424
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
     shares authorized - Series Two convertible, 100
     shares issued and outstanding                               -            -
  Common stock, $2.50 par value; 100,000,000 shares
     authorized, 27,869,888 shares issued                   69,674       69,674
  Capital in excess of par value                            16,443       16,477
  Retained earnings                                        183,058      181,068
  Treasury stock, at cost, 1,406,100 and 1,416,800
    shares, respectively                                  (14,254)      (14,363)
                                                          --------     --------
      Total shareholders' equity                           254,921      252,856
                                                          --------     --------
                                                          $351,558     $360,078
                                                          ========     ========

                See notes to consolidated financial statements.

                                     Page 3
================================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1997           1996
                                                        -----------------------
                                                              (Unaudited)
Net sales:
  Building materials                                    $ 57,141       $ 57,858
  Footwear                                                40,465         46,481
                                                        --------       --------
                                                          97,606        104,339
Costs and expenses:
  Cost of goods sold                                      64,235         69,703
  Selling, general, and administrative expenses           28,153         27,668
  Interest expense                                           416            990
                                                        --------       --------
                                                          92,804         98,361
                                                        --------       --------
Income before income taxes                                 4,802          5,978
Provision for income taxes                                 1,753          2,184
                                                        --------       --------
Net income                                              $  3,049       $  3,794
                                                        ========       ========

Earnings per share                                      $    .11       $    .14
                                                        ========       ========

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 1997 and 1996
In Thousands of Dollars (Except Share and Per Share Data)

                                                     Capital
                                                    In Excess
                            Preferred     Common      of Par    Retained    Treasury
                              Stock       Stock       Value     Earnings     Stock
-------------------------   ---------   ---------   ---------   ---------   ---------
       (Unaudited)
Balance January 1, 1997       $     -     $69,674    $16,477    $181,068    $(14,363)
Net income                          -           -          -       3,049           -
Exercise of stock options           -           -        (34)          -         109
Cash dividend declared
  ($.04 per share)                  -           -          -      (1,059)          -
                             --------    --------   --------    --------    --------
Balance March 31, 1997        $     -     $69,674    $16,443    $183,058    $(14,254)
                             ========    ========   ========    ========    ========

Balance January 1, 1996       $     -     $69,674    $16,800    $161,932    $(11,917)
Net income                          -           -          -       3,794           -
Purchase of 48,000 shares
  of stock for treasury             -           -          -           -        (538)
Exercise of stock options           -           -       (111)          -         502
Cash dividend declared
  ($.04 per share)                  -           -          -      (1,066)          -
                             --------    --------   --------    --------    --------
Balance March 31, 1996        $     -     $69,674    $16,689    $164,660    $(11,953)
                             ========    ========   ========    ========    ========

                 See notes to consolidated financial statements.

                                     Page 4
================================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
                                                            1997        1996
                                                         ---------------------
                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                              $  3,049    $  3,794
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                           4,109       3,647
      Amortization                                             199         159
      Provision for losses on accounts receivable              456         347
      Gain on sale of property, plant, and equipment           (70)       (133)
      Changes in assets and liabilities:
        Decrease in accounts receivable                     13,307       6,420
        Increase in inventories                             (4,830)     (3,809)
        Decrease in other current assets                     3,295       1,975
        Increase (decrease) in accounts payable
          and accrued expenses                                (444)      2,963
                                                          --------    --------
          Net cash provided from operating activities       19,071      15,363

Cash flows from investing activities:
  Proceeds from the sale of property, plant,
    and equipment                                              110         299
  Capital expenditures                                      (3,770)     (8,136)
  Increase in other long-term assets                          (116)        (32)
  Acquisition of IBP, net of cash acquired                  (2,073)          -
                                                          --------    --------
          Net cash used in investing activities             (5,849)     (7,869)

Cash flows from financing activities:
  Borrowings                                                     -       8,000
  Repayment of borrowings                                  (10,300)     (9,058)
  Dividends paid                                            (1,058)     (1,071)
  Purchase of treasury stock                                     -        (538)
  Proceeds from exercise of stock options                       75         391
                                                          --------    --------
          Net cash used in financing activities            (11,283)     (2,276)
                                                          --------    --------
Net increase in cash                                         1,939       5,218
Cash at beginning of period                                  3,215       2,180
                                                          --------    --------
Cash at end of period                                     $  5,154    $  7,398
                                                          ========    ========


                 See notes to consolidated financial statements.

                                     Page 5
================================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997


Summary of Significant Accounting Policies

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

   A summary of the company's significant accounting policies is presented on page 21 of its 1996 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the company during 1997.

   In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, cash flows, and shareholders' equity of Justin Industries, Inc. for interim periods.

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of March 31, 1997, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 26,889,000 in 1997 and 27,117,000 in 1996.

Litigation

   On April 23, 1997, the Company and two of its subsidiaries, Tradewinds Technologies, Inc. ("Tradewinds") and Justin Management Company, were named as defendants in a complaint filed as a purported class action in federal district court in San Francisco, California, Tommie B. Peyer et al. v. Tradewinds Technologies, Inc., Justin Industries, Inc. and Justin Management Company, Case No. C-97-1466 (SC). The plaintiff alleges on behalf of herself and the purported class (consisting of all owners of property to which a Tradewinds evaporative cooler is attached) that Tradewinds has designed, manufactured and sold defective evaporative coolers that have a propensity to start or spread fires. The plaintiff is seeking an order certifying the class, injunctive relief, unspecified actual and consequential damages, statutory damages under consumer protection statutes, punitive damages, and attorney's fees and costs. Tradewinds and the other defendants are in the process of completing their initial review of the complaint and preparing their response.

                                     Page 6
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the three months ended March 31, 1997, of $97.6 million were 6.4% under the $104.3 million in 1996's first quarter.

      Building Materials Segment Sales - Sales in the Building Materials segment decreased approximately 1.2% from the first quarter of 1996. The decrease in 1997 is primarily attributable to fewer unit shipments for Acme Brick Company ("Acme") as unusually wet weather hampered housing starts and deliveries. American Tile Supply Company ("American Tile") posted a 5% increase in sales over the comparable 1996 quarter while Featherlite Building Products Corporation's ("Featherlite") posted a modest decline in sales. Although Tradewinds Technologies, Inc.'s ("Tradewind's") revenues fell almost 16%, its business represents less than 2% of consolidated sales.

      Despite an 18% decline in housing starts from the prior year in Acme's market areas, Acme's brick shipments were down only 5.5%. Featherlite, who relies more heavily on commercial construction, sold fewer concrete blocks in 1997's first quarter as commercial construction levels in Texas were lower than in 1996. Pricing gains and increased revenues in Featherlite's cut limestone division, however, offset the block volume decline. Tradewinds' first quarter revenues suffered from unusually wet weather and customer resistance to price increases compared to the same period a year ago.

      Footwear Segment Sales - Total Footwear sales for the three months ended March 31, 1997, declined 12.9% to $40.5 million from 1996's first quarter. All three operations, Justin Boot Company, Nocona Boot Company and Tony Lama Company, experienced a slower first quarter in 1997.
   Pairs shipped declined 8.4% compared to the same quarter in 1996, while average pricing also declined reflecting a sales mix more heavily weighted toward lower priced footwear. The decline in sales of western boots was partially offset by very good revenue gains from the Chippewa line of work and outdoor footwear. All other product lines experienced sales declines due to the continued contraction of demand in fashion markets for the companies' western footwear products.

   Costs and Expenses - The consolidated ratio of cost of goods sold to sales declined to 65.8% in the first quarter of 1997 versus 66.8% in the 1996 comparable period. This overall gross margin improvement resulted from the increase in building materials sales as a percentage of consolidated revenues. Building Materials' ratio of cost of sales to sales was 62.1% in the first quarter of 1997, compared to 61.3% in the first quarter of 1996. The primary reason for the increase was unusually high natural gas prices that increased brick manufacturing costs. The ratio of cost of goods sold to sales in the Footwear business was 71.3% versus 73.6% in 1996. Cost of sales in 1996's first quarter was higher due to realignment of production volumes, discounting of discontinued styles, and higher than normal returns. In addition, price increases have improved margins in 1997.

   Selling, general and administrative expenses were 28.8% of sales in the first quarter of 1997 compared to 26.5% in the first quarter of 1996. The percentage increase in 1997 resulted primarily from the decline in consolidated revenues as the total of these expenses was less than $500,000, or 1.8% more than 1996's first quarter. Selling, general and administrative expenses declined in the Footwear segment due to cost cutting adjustments while Building Materials operating expenses increased due to planned growth at American Tile.

   Interest expense decreased 58% in the first quarter to $416,000 from $990,000 in the first three months of 1996. The average debt level declined significantly during 1997's first quarter compared to a year ago primarily due to Footwear's efforts to substantially reduce inventory levels.

                                     Page 7
================================================================================

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the first quarter of 1997 and 1996, which is the current estimated effective rate for the full year.

FINANCIAL CONDITION AND LIQUIDITY

   At March 31, 1997, working capital amounted to $157.6 million versus $165.1 million at December 31, 1996. Cash increased from $3.2 million at year end to $5.2 million at the end of 1997's first quarter. The normal seasonal changes occurred between year-end and the end of the first quarter resulting in reduced accounts receivable, primarily due to payments by Footwear customers early in the year, and an increase in inventories caused by the seasonal build-up of Building Materials inventories.

   Cash provided by operating activities in the first quarter of 1997 totaled $19.1 million. These funds were used primarily to fund Acme's acquisition of the remaining stock of Innovative Building Products (the manufacturer of the IBP Grid System distributed exclusively by Acme), purchase capital assets, reduce debt, and pay dividends.

   In the first quarter of 1997, total interest-bearing debt declined to $32 million from $42.3 million at year-end 1996, and the ratio of long-term debt-to-equity was reduced to .10 to 1 from .13 to 1 at year end. Borrowings may increase over the next two quarters to finance seasonal working capital needs and due to the purchase of treasury stock authorized by the Company's Board of Directors at their meeting in March 1997. The Board authorized the purchase of up to 2,000,000 shares of stock. At March 31, 1997, unused credit facilities approximated $85.3 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the first quarter of 1997 and 1996 amounted to $.04 a share.

                                     Page 8
================================================================================

                           PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   On April 23, 1997, the Company and two of its subsidiaries, Tradewinds Technologies, Inc. ("Tradewinds") and Justin Management Company, were named as defendants in a complaint filed as a purported class action in federal district court in San Francisco, California, Tommie B. Peyer et al. v. Tradewinds Technologies, Inc., Justin Industries, Inc. and Justin Management Company, Case No. C-97-1466 (SC). The plaintiff alleges on behalf of herself and the purported class (consisting of all owners of property to which a Tradewinds evaporative cooler is attached) that Tradewinds has designed, manufactured and sold defective evaporative coolers that have a propensity to start or spread fires. The plaintiff is seeking an order certifying the class, injunctive relief, unspecified actual and consequential damages, statutory damages under consumer protection statutes, punitive damages, and attorney's fees and costs. Tradewinds and the other defendants are in the process of completing their initial review of the complaint and preparing their response.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Shareholders was held on March 28, 1997.

     (b) The only matter submitted to a vote of security holders was for the election of directors. Each of the persons named in the Proxy Statement as a nominee for director was elected. Following are the voting results on each of the nominees for director:

                                  Votes       Votes
      Election of Directors        For       Withheld
     -----------------------   ----------   ---------
     John Justin               24,685,540    122,773
     J. T. Dickenson           24,662,190    146,123
     Bayard H. Friedman        24,686,561    121,752
     Marvin Gearhart           24,688,992    119,321
     Robert E. Glaze           24,640,217    168,096
     Dee J. Kelly              24,538,040    270,273
     Joseph R. Musolino        24,535,338    272,975
     John V. Roach             24,652,406    155,907
     Dr. William E. Tucker     24,679,065    129,248

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            (27) Financial Data Schedule for the period ended March 31, 1997.

     (b)  Reports on Form 8-K

            None.

                                     Page 9
================================================================================

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.


/S/ RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer




Dated this 6th day of May 1997.

                                     Page 10
================================================================================