Form 10-Q
period 1997-06-30
JUSTIN INDUSTRIES INC
filed 1997-08-14
CIK 54182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ________________________


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1997

                                       or

            [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
              For the transition period from _________ to _________


                          Commission file number 0-3041


                             JUSTIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                           75-0102185
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)

      2821 West 7th Street                                     76107
     (Address of principal                                   (Zip Code)
       executive office)

                                 (817) 336-5125
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  XX      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,323,467 shares of the Company's Common Stock ($2.50 par value) were outstanding as of August 13, 1997.

================================================================================

                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                    Page No.
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:
           Consolidated Balance Sheet
             June 30, 1997 and December 31, 1996                        3
           Consolidated Statement of Income
             Three Months and Six Months Ended June 30,
                1997 and 1996                                           4
           Consolidated Statement of Shareholders' Equity
             Six Months Ended June 30, 1997 and 1996                    4
           Consolidated Statement of Cash Flows
             Six Months Ended June 30, 1997 and 1996                    5
           Notes to Consolidated Financial Statements                   6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations              7

PART II.   OTHER INFORMATION                                            9

  Item 1.  Legal Proceedings                                            9

  Item 4.  Submission of Matters to a Vote of Security Holders          9

  Item 6.  Exhibits and Reports on Form 8-K                             9

SIGNATURE                                                              10





All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                     Page 2
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars
                                                       June 30,    December 31,
                                                         1997          1996
                                                     -----------   ------------
                                                     (Unaudited)
ASSETS
------
Current assets:
  Cash                                                  $  5,863      $  3,215
  Accounts receivable, less allowance for doubtful
    accounts of $3,298 and $3,069, respectively           71,587        80,315
  Inventories:
    Finished goods                                       104,652        99,401
    Work-in-process                                        5,524         5,246
    Raw materials                                         25,745        24,499
                                                        --------      --------
      Total inventories                                  135,921       129,146
  Income taxes                                             7,781        11,758
  Prepaid expenses                                         2,369         1,527
                                                        --------      --------
        Total current assets                             223,521       225,961
Other assets, at cost                                     27,329        25,815
Assets held for sale                                       2,805         2,805
Property, plant, and equipment, at cost:
  Land                                                    20,231        19,908
  Buildings and equipment                                252,125       247,285
  Construction-in-progress                                 8,046         3,902
                                                        --------      --------
                                                         280,402       271,095
  Less accumulated depreciation                          173,050       165,598
                                                        --------      --------
    Net property, plant, and equipment                   107,352       105,497
                                                        --------      --------
                                                        $361,007      $360,078
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable to banks                                $      -      $  2,000
  Trade accounts payable                                  15,739        14,056
  Other accrued items                                     37,451        37,457
  Current portion of long-term debt                        7,235         7,395
                                                        --------      --------
    Total current liabilities                             60,425        60,908
Long-term debt, less current portion                      27,750        32,890
Deferred income taxes                                     13,404        13,424
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                              -             -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                  69,674        69,674
  Capital in excess of par value                          16,251        16,477
  Retained earnings                                      189,533       181,068
  Treasury stock, at cost, 1,561,591 and 1,416,800
    shares, respectively                                 (16,030)      (14,363)
                                                        --------      --------
      Total shareholders' equity                         259,428       252,856
                                                        --------      --------
                                                        $361,007      $360,078
                                                        ========      ========

                 See notes to consolidated financial statements.

                                     Page 3
================================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                    ---------------------- ---------------------
                                       1997        1996       1997       1996
                                    ----------  ---------- ---------- ----------
                                         (Unaudited)            (Unaudited)
Net sales:
  Building materials                 $ 71,017   $ 70,797    $128,158   $128,655
  Footwear                             39,869     39,875      80,334     86,356
                                     --------   --------    --------   --------
                                      110,886    110,672     208,492    215,011

Costs and expenses:
  Cost of goods sold                   69,134     71,901     133,369    141,604
  Selling, general, and
    administrative expenses            29,459     28,942      57,612     56,610
  Interest expense                        440        920         856      1,910
                                     --------   --------    --------   --------
                                       99,033    101,763     191,837    200,124
                                     --------   --------    --------   --------
Income before income taxes             11,853      8,909      16,655     14,887
Provision for income taxes              4,326      3,250       6,079      5,434
                                     --------   --------    --------   --------
Net income                           $  7,527   $  5,659    $ 10,576   $  9,453
                                     ========   ========    ========   ========

Earnings per share                   $    .28   $    .21    $    .39   $    .35
                                     ========   ========    ========   ========

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 1997 and 1996
In Thousands of Dollars (Except Share and Per Share Data)

                                                     Capital In
                               Preferred    Common   Excess of    Retained   Treasury
                                 Stock      Stock    Par Value    Earnings    Stock
------------------------------ ---------- ---------- ----------  ---------- ----------
          (Unaudited)
Balance January 1, 1997          $      -   $ 69,674   $ 16,477   $181,068   $ (14,363)
Net income                              -          -          -     10,576           -
Purchase of 231,700 shares
  of stock for treasury                 -          -          -          -      (2,562)
Exercise of stock options               -          -       (226)         -         895
Cash dividends declared
  ($.08 per share)                      -          -          -     (2,111)          -
                                 --------   --------   --------   --------    --------
Balance June 30, 1997            $      -   $ 69,674   $ 16,251   $189,533   $ (16,030)
                                 ========   ========   ========   ========    ========

Balance January 1, 1996          $      -   $ 69,674   $ 16,800  $ 161,932   $ (11,917)
Net income                              -          -          -      9,453           -
Purchase of 195,000 shares
  of stock for treasury                 -          -          -          -      (2,349)
Exercise of stock options               -          -       (185)         -         765
Cash dividends declared
  ($.08 per share)                      -          -          -     (2,129)          -
                                 --------   --------   --------   --------    --------
Balance June 30, 1996            $      -   $ 69,674   $ 16,615  $ 169,256   $ (13,501)
                                 ========   ========   ========   ========    ========

                    See notes to consolidated financial statements.

                                     Page 4
================================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                           Six Months Ended
                                                               June 30,
                                                         -------------------
                                                            1997       1996
                                                         -------------------
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                               $10,576    $ 9,453
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                           8,279      7,321
      Amortization                                             397        318
      Provision for losses on accounts receivable              873      1,024
      Gain on sale of property, plant, and equipment          (141)      (108)
      Changes in assets and liabilities:
        Decrease in accounts receivable                      7,940      7,723
        (Increase) decrease in inventories                  (6,482)     2,957
        Decrease in other current assets                     3,135        146
        Increase (decrease) in accounts payable
          and accrued expenses                               1,505       (255)
                                                           -------    -------
          Net cash provided from operating activities       26,082     28,579

Cash flows from investing activities:
  Proceeds from the sale of property, plant,
    and equipment                                              208        449
  Capital expenditures                                     (10,117)   (15,123)
  (Increase) decrease in other long-term assets               (142)       747
  Acquisition of IBP, net of cash acquired                  (2,073)         -
                                                           -------    -------
          Net cash used in investing activities            (12,124)   (13,927)

Cash flows from financing activities:
  Borrowings                                                 3,000      8,000
  Repayment of borrowings                                  (10,300)   (16,058)
  Dividends paid                                            (2,117)    (2,137)
  Purchase of treasury stock                                (2,562)    (2,349)
  Proceeds from exercise of stock options                      669        580
                                                           -------    -------
          Net cash used in financing activities            (11,310)   (11,964)
                                                           -------    -------
Net increase in cash                                         2,648      2,688
Cash at beginning of period                                  3,215      2,180
                                                           -------    -------
Cash at end of period                                      $ 5,863    $ 4,868
                                                           =======    =======

                See notes to consolidated financial statements.

                                     Page 5
================================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997


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

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of June 30, 1997, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 26,810,000 in 1997 and 27,089,000 in 1996.

Litigation

   On April 23, 1997, the Company and two of its subsidiaries, Tradewinds Technologies, Inc. ("Tradewinds") and Justin Management Company ("JMC"), were named as defendants in a complaint sought to be certified as a class action in federal district court in San Francisco, California, Tommie B. Peyer et al. v. Tradewinds Technologies, Inc., Justin Industries, Inc. and Justin Management Company, Case No. C-97-1466 (SC). The plaintiff alleges on behalf of herself and the purported class (consisting of all owners of a Tradewinds evaporative cooler or persons who live in a house or building to which a Tradewinds cooler is attached) that Tradewinds has designed, manufactured and sold defective evaporative coolers that have a propensity to start or spread fires. The plaintiff is seeking an order certifying the class, injunctive relief, unspecified actual and consequential damages, statutory damages under consumer protection statutes, punitive damages, and attorney's fees and costs. Preliminary motions to dismiss the complaint filed by Tradewinds and JMC have been denied by the court. A similar motion filed by the Company has been denied without prejudice to refiling after certain discovery has been conducted. The plaintiff's motions for emergency class notice or, in the alternative, for preliminary injunctive relief and for class certification have been denied by the court pending discovery on the matters raised by those motions.

                                     Page 6
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the second quarter of 1997 were $110.9 million versus $110.7 million for the same quarter in 1996, an increase of .2%. For the first six months of 1997, consolidated net sales were $208.5 million, 3% less than 1996's first half sales of $215 million.

      Building Materials Segment Sales - Sales for the second quarter of 1997 in the Building Materials segment were $71 million, .3% greater than the 1996 second quarter amount of $70.8 million. For the first six months of 1997, segment sales were $128.2 million, down .4% from 1996.

      As noted, total Building Material sales have remained virtually unchanged in 1997's second quarter and first six month's periods compared to 1996. There has, however, been some changes in the components of total segment revenues in 1997. Unit brick shipments were 4% lower in 1997's second quarter compared to 1996 and are off 5% for the first six months of the current year. Reduced brick shipments resulted from lower levels of residential construction in the company's markets, primarily due to wetter weather in 1997. Offsetting the decline in brick unit volume has been an increase in brick selling prices and higher revenues from the tile distribution and cut limestone businesses.

      Footwear Segment Sales - Net sales in the Footwear operations of $39.9 million for the three months ended June 30, 1997 equaled those of the same quarterly period in 1996. For the first six months of 1997, however, segment sales of $80.3 million were 7% below those of 1996. Western boot sales in the second quarter were again less than the comparable quarter in 1996. Gains in the Chippewa line of sport and utility footwear and sales of the new Justin Original Workboot offset the western decline. Chippewa has seen steady growth over the last few years, while the Workboot was first introduced to limited markets during the second quarter.

   Costs and Expenses - The consolidated ratio of cost of goods sold to sales was 62.3% in the second quarter of 1997 versus 65% in the same quarter in 1996. For the six month periods ended June 30, 1997 and 1996, the cost of goods sold to sales percentage was 64% and 65.9%, respectively.

   Building Materials' ratio was 57.9% in the second quarter of 1997 compared to 59.9% in 1996's second quarter. For the first six months of 1997 and 1996, the ratio for Building Materials was 59.8% and 60.6%, respectively. Acme Brick Company and Featherlite Building Products Corporation both realized improved gross profit margins. While unit brick volume has been less in 1997 than in 1996, margins in the current year are better due to the higher average pricing mentioned above as well as the absence of start-up expenses which were incurred in 1996's second quarter at the company's new brick plant west of Fort Worth. Improvements at Featherlite have resulted from higher selling prices.

   The ratio of cost of goods sold to sales in the Footwear business was 70.3% for the second quarter of 1997 versus 73.9% for the second quarter of 1996. For the six months periods ended June 30, the ratios were 70.7% in 1997 and 73.8% in 1996. Margins in 1996 were adversely affected by costs associated with reducing production levels. Price increases in 1997 have improved margins also. In addition, reductions in inventory levels, merchandise returns from customers and selling discounts in the current year have boosted gross profit margins.

   Selling, general and administrative expenses were 26.6% of sales in the second quarter of 1997 compared to 26.2% in the second quarter of 1996. For the first six months of 1997, these expenses were 27.6% of net sales compared to 26.3% for the first six months of 1996. While operating expenses were down in the Footwear group due to previously implemented cost reductions, Building Materials expenses have increased due to higher expenditures for advertising and planned growth at American Tile Supply Company.

                                     Page 7
================================================================================

   Interest expense for the second quarter of 1997 and first six months of the year was less than half of the amounts incurred during the comparable periods of 1996. The reductions were due to reduced borrowing levels as interest rates have had very little fluctuation over the last year.

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the second quarter and for the first six months of 1997 and 1996, which is the current estimated effective rate for the full year.

FINANCIAL CONDITION AND LIQUIDITY

   At June 30, 1997, working capital was $163.1 million, compared to $165.1 million at year end 1996. Cash increased to $5.9 million at June 30, 1997 from $3.2 million at year end. Net cash provided from operating activities in the first six months of 1997 totalled $26.1 million compared to $28.6 million last year. Major uses of these funds were for capital expenditures of $10.1 million, reductions in borrowings of $7.3 million, the payment of $2.1 million in dividends and the purchase of $2.6 million of treasury stock.

   Total interest-bearing debt decreased to $35 million from $42.3 million at year end 1996. This decrease reduced the ratio of long-term debt-to-equity to
 .11 to 1 from .13 to 1 at year end. Borrowings may increase during the next quarter to finance additional seasonal working capital needs. At June 30, 1997, unused credit facilities were in excess of $80 million, an amount well above the company's estimated requirements.

   Cash dividends of $.04 a share were declared in the second quarter of 1997 and 1996. During each of the six month periods ended June 30 in 1997 and 1996, dividends were declared amounting to $.08 a share.

                                     Page 8
================================================================================

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   On April 23, 1997, the Company and two of its subsidiaries, Tradewinds Technologies, Inc. ("Tradewinds") and Justin Management Company ("JMC"), were named as defendants in a complaint sought to be certified as a class action in federal district court in San Francisco, California, Tommie B. Peyer et al. v. Tradewinds Technologies, Inc., Justin Industries, Inc. and Justin Management Company, Case No. C-97-1466 (SC). The plaintiff alleges on behalf of herself and the purported class (consisting of all owners of a Tradewinds evaporative cooler or persons who live in a house or building to which a Tradewinds cooler is attached) that Tradewinds has designed, manufactured and sold defective evaporative coolers that have a propensity to start or spread fires. The plaintiff is seeking an order certifying the class, injunctive relief, unspecified actual and consequential damages, statutory damages under consumer protection statutes, punitive damages, and attorney's fees and costs. Preliminary motions to dismiss the complaint filed by Tradewinds and JMC have been denied by the court. A similar motion filed by the Company has been denied without prejudice to refiling after certain discovery has been conducted. The plaintiff's motions for emergency class notice or, in the alternative, for preliminary injunctive relief and for class certification have been denied by the court pending discovery on the matters raised by those motions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item has been provided in the company's Form 10-Q for the quarter ended March 31, 1997.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

           (27)  Financial Data Schedule for the period ended June 30, 1997.

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


JUSTIN INDUSTRIES, INC.



/S/ RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer





Dated this 14th day of August 1997.

                                     Page 10
================================================================================