Form 10-Q
period 1997-09-30
JUSTIN INDUSTRIES INC
filed 1997-11-07
CIK 54182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ________________________


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   XX      NO  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,356,312 shares of the Company's Common Stock ($2.50 par value) were outstanding as of November 4, 1997.

================================================================================

                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                      Page No.
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements:
           Consolidated Balance Sheet
             September 30, 1997 and December 31, 1996                     3
           Consolidated Statement of Income
             Three Months and Nine Months Ended
                September 30, 1997 and 1996                               4
           Consolidated Statement of Shareholders' Equity
               Nine Months Ended September 30, 1997 and 1996              4
           Consolidated Statement of Cash Flows
               Nine Months Ended September 30, 1997 and 1996              5
           Notes to Consolidated Financial Statements                     6

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7

PART II.   OTHER INFORMATION                                              9

  Item 1.  Legal Proceedings                                              9

  Item 4.  Submission of Matters to a Vote of Security Holders            9

  Item 6.  Exhibits and Reports on Form 8-K                               9

SIGNATURE                                                                10



All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                     Page 2
===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars
                                                      September 30,   December 31,
                                                          1997            1996
                                                      -------------   ------------
                                                       (Unaudited)
ASSETS
------
Current assets:
  Cash                                                       $4,209         $3,215
  Accounts receivable, less allowance for doubtful
    accounts of $3,409 and $3,069, respectively              78,937         80,315
  Inventories:
    Finished goods                                          105,967         99,401
    Work-in-process                                           5,980          5,246
    Raw materials                                            31,036         24,499
                                                           --------       --------
      Total inventories                                     142,983        129,146
  Income taxes                                                7,292         11,758
  Prepaid expenses                                            2,538          1,527
                                                           --------       --------
        Total current assets                                235,959        225,961
Other assets, at cost                                        27,594         25,815
Assets held for sale                                          2,805          2,805
Property, plant, and equipment, at cost:
  Land                                                       20,268         19,908
  Buildings and equipment                                   256,184        247,285
  Construction-in-progress                                   11,113          3,902
                                                           --------       --------
                                                            287,565        271,095
  Less accumulated depreciation                             176,642        165,598
                                                           --------       --------
    Net property, plant, and equipment                      110,923        105,497
                                                           --------       --------
                                                           $377,281       $360,078
                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable to banks                                     $2,000         $2,000
  Trade accounts payable                                     21,062         14,056
  Other accrued items                                        40,262         37,457
  Current portion of long-term debt                           7,235          7,395
                                                           --------       --------
    Total current liabilities                                70,559         60,908
Long-term debt, less current portion                         27,750         32,890
Deferred income taxes                                        13,412         13,424
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                                 -              -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                     69,674         69,674
  Capital in excess of par value                             16,154         16,477
  Retained earnings                                         195,318        181,068
  Treasury stock, at cost, 1,514,076 and 1,416,800
    shares, respectively                                    (15,586)       (14,363)
                                                           --------       --------
      Total shareholders' equity                            265,560        252,856
                                                           --------       --------
                                                           $377,281       $360,078
                                                           ========       ========

                 See notes to consolidated financial statements.

                                     Page 3
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                                  Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                ----------------------     --------------------
                                    1997        1996         1997        1996
                                ----------  ----------    ----------  ----------
                                      (Unaudited)               (Unaudited)
Net sales:
  Building materials              $ 72,568    $ 68,622     $200,726    $197,277
  Footwear                          41,589      41,757      121,923     128,113
                                  --------    --------     --------    --------
                                   114,157     110,379      322,649     325,390
Costs and expenses:
  Cost of goods sold                71,850      72,453      205,219     214,057
  Selling, general, and
    administrative expenses         30,670      27,774       88,282      84,384
  Interest expense                     451         798        1,307       2,708
                                  --------    --------     --------    --------
                                   102,971     101,025      294,808     301,149
                                  --------    --------     --------    --------
Income before income taxes          11,186       9,354       27,841      24,241
Provision for income taxes           4,083       3,414       10,162       8,848
                                  --------    --------     --------    --------
Net income                         $ 7,103     $ 5,940     $ 17,679    $ 15,393
                                  ========    ========     ========    ========

Earnings per share                 $   .27     $   .22     $    .66    $    .57
                                  ========   =========    =========    ========

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 1997 and 1996
In Thousands of Dollars (Except Share and Per Share Data)

                                                           Capital In
                                  Preferred     Common      Excess of    Retained      Treasury
                                    Stock        Stock      Par Value    Earnings       Stock
------------------------------   ----------   ----------   ----------   ----------    ---------
         (Unaudited)
Balance January 1, 1997            $      -     $ 69,674     $ 16,477     $181,068     $(14,363)
Net income                                -            -            -       17,679            -
Purchase of 231,700 shares
  of stock for treasury                   -            -            -            -       (2,562)
Exercise of stock options                 -            -         (323)           -        1,339
Cash dividends declared
  ($.13 per share)                        -            -            -       (3,429)           -
                                   --------     --------     --------     --------     --------
Balance September 30, 1997         $      -     $ 69,674     $ 16,154     $195,318     $(15,586)
                                   ========     ========     ========     ========     ========

Balance January 1, 1996            $      -     $ 69,674     $ 16,800     $161,932     $(11,917)
Net income                                -            -            -       15,393            -
Purchase of 323,000 shares
  of stock for treasury                   -            -            -            -       (3,821)
Exercise of stock options                 -            -         (256)           -        1,190
Cash dividends declared
  ($.12 per share)                        -            -            -       (3,186)           -
                                   --------     --------     --------     --------     --------
Balance September 30, 1996         $      -     $ 69,674     $ 16,544     $174,139     $(14,548)
                                   ========     ========     ========     ========     ========

                         See notes to consolidated financial statements.

                                     Page 4
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                          Nine Months Ended
                                                            September 30,
                                                         -------------------
                                                           1997       1996
                                                         -------------------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                             $ 17,679   $ 15,393
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                         12,515     11,010
      Amortization                                            539        478
      Provision for losses on accounts receivable           1,326      1,662
      Gain on sale of property, plant, and equipment         (299)      (198)
      Deferred federal income tax                               8          -
      Changes in assets and liabilities:
        Decrease in accounts receivable                       137      4,824
        (Increase) decrease in inventories                (13,544)    11,724
        (Increase) decrease in other current assets         3,455     (3,226)
        Increase in accounts payable
          and accrued expenses                              9,373      4,105
                                                         --------   --------
          Net cash provided from operating activities      31,189     45,772

Cash flows from investing activities:
  Proceeds from the sale of property, plant,
    and equipment                                             375        562
  Capital expenditures                                    (17,966)   (20,113)
  Increase in other long-term assets                         (516)      (181)
  Acquisition of IBP, net of cash acquired                 (2,073)         -
                                                         --------   --------
          Net cash used in investing activities           (20,180)   (19,732)

Cash flows from financing activities:
  Borrowings                                                5,000     12,000
  Repayment of borrowings                                 (10,300)   (30,058)
  Dividends paid                                           (3,169)    (3,200)
  Purchase of treasury stock                               (2,562)    (3,821)
  Proceeds from exercise of stock options                   1,016        934
                                                         --------   --------
          Net cash used in financing activities           (10,015)   (24,145)
                                                         --------   --------
Net increase in cash                                          994      1,895
Cash at beginning of period                                 3,215      2,180
                                                         --------   --------
Cash at end of period                                    $  4,209   $  4,075
                                                         ========   ========

                 See notes to consolidated financial statements.

                                     Page 5
===============================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997


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

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of September 30, 1997, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 26,730,000 in 1997 and 27,029,000 in 1996.

Litigation

   On April 23, 1997, the Company and two of its subsidiaries, Tradewinds Technologies, Inc. ("Tradewinds") and Justin Management Company ("JMC"), were named as defendants in a complaint sought to be certified as a class action in federal district court in San Francisco, California, Tommie B. Peyer et al. v. Tradewinds Technologies, Inc., Justin Industries, Inc. and Justin Management Company, Case No. C-97-1466 (SC). The plaintiff alleges on behalf of herself and the purported class (consisting of all owners of a Tradewinds evaporative cooler or persons who live in a house or building to which a Tradewinds cooler is attached) that Tradewinds has designed, manufactured and sold defective evaporative coolers that have a propensity to start or spread fires. The plaintiff is seeking an order certifying the class, injunctive relief, unspecified actual and consequential damages, statutory damages under consumer protection statutes, punitive damages, and attorney's fees and costs. The Court has set a discovery and case disposition schedule to deal with outstanding issues of class certification and jurisdiction.

                                     Page 6
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the third quarter of 1997 were $114.2 million versus $110.4 million for the same quarter in 1996, an increase of 3.4%. Consolidated net sales for the first nine months of 1997 were $322.6 million compared to $325.4 million for the nine months ended September 30, 1996.

      Building Materials Segment Sales - Sales in the Building Materials segment for 1997's third quarter increased 5.8% to $72.6 million compared to the same quarter of 1996. For the nine months ended September 30, 1997, net sales increased 1.7% to $200.7 million compared to the same period in 1996. Sales for Acme Brick Company ("Acme") grew approximately 5.5% in the third quarter and 2.4% for the nine month period of 1997, compared to the same periods a year ago. Record levels of brick shipments produced most of the gains, while floor and wall tile sales at both Acme and American Tile Supply Company posted good improvements over 1996's third quarter and nine month periods. Featherlite Building Products Corporation's sales for the third quarter were up 6.5% and year-to-date were up about 1%. Average pricing improvements and gains in cut limestone products have provided the increase as the number of block units shipped is about the same in 1997
   as compared to 1996.    Tradewinds Technologies, Inc., manufacturer of
   evaporative cooling units, had declines in revenues for the 1997 periods compared to a year ago. This company contributes approximately 1% of consolidated revenues.

      Footwear Segment Sales - Total Footwear sales for the quarter ended September 30, 1997, were down slightly to $41.6 million from 1996's third quarter of $41.8 million. For the nine month period ended September 30, 1997, revenues were 4.8% behind the same period a year ago. Justin Boot Company recorded improved sales in the third quarter, primarily as a result of its newest product line, the Justin Original Workboot. The new work boots, introduced in the second quarter, are still only offered in limited markets; however, this product produced impressive sales contributions for the quarter. Nocona Boot Company posted sales volumes close to those of 1996, while Tony Lama Company continues to experience declines in demand for its western footwear. Chippewa Shoe Company sales posted gains once again for the quarter and year-to-date.

     Costs and Expenses - The consolidated gross profit margin improved in the third quarter of 1997 to 37.1% compared to 34.4% in the same quarter of 1996. For the nine month periods ended September 30, 1996 and 1997, the gross profit margins improved from 34.2% in 1996 to 36.4% in 1997. Building Materials' margins improved from 41% in 1996's third quarter to 41.7% in the third quarter of 1997. During the first nine months of 1997, the ratio for Building Materials improved to 40.8% from 40% for the same period in 1996. Brick gross profit margins improved during the quarter due to volume and selling price increases as well as the absence of new plant start-up expenses, which were incurred in 1996. These benefits were offset somewhat by higher than anticipated natural gas costs. Gross profit margins in the Footwear business were greatly improved to 29% for the third quarter and 29.2% for the first nine months of 1997, versus 23.5% for the third quarter and 25.3% the first nine months of 1996. Higher production levels as well as reductions in selling discounts have improved margins.

   Selling, general and administrative expenses increased to 26.9% of sales in the third quarter of 1997 compared to 25.2% in the third quarter of 1996. For the first nine months of 1997, such expenses were 27.4% of sales compared to 25.9% during the first nine months of 1996. The Building Materials segment posted higher costs primarily due to increased sales volume. Although Footwear's general and administrative costs are lower than the same period in 1996, advertising and marketing costs, primarily for new products, were approximately $1 million more in the third quarter of 1997 compared to 1996. Also in the third quarter, approximately $500,000 of expenses were incurred as a result of the Tradewinds litigation discussed elsewhere herein..

                                     Page 7
================================================================================

   Interest expense decreased 43.5% in 1997's third quarter to $451,000 from $798,000 in the same three month period of 1996. During the nine months ended September 30, 1997, compared to the same period in 1996, interest expense decreased $1,401,000 or 51.7%. These decreases are primarily attributable to significantly lower debt levels due to earnings and Footwear's inventory reduction strategies, in spite of slightly higher average effective interest rates.

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the third quarter and for the first nine months of 1997 and 1996, which is the current estimated effective rate for the full year.

FINANCIAL CONDITION AND LIQUIDITY

   At September 30, 1997, working capital amounted to $165.4 million versus $165.1 million at December 31, 1996. Cash increased from $3.2 million at year-end 1996 to $4.2 million at the end of 1997's third quarter. During the first nine months of 1997, net cash of $31.2 million was provided from operations.
The company was able to reduce debt levels by $5.3 million during the 1997 nine month period. Other uses of cash during the nine month period include the purchase of 231,700 shares of treasury stock at a cost of $2.6 million, purchase of $18 million of capital equipment; and payment of $3.2 million in cash dividends to shareholders.

   Total interest-bearing debt decreased to $37 million from $42.3 million at year-end 1996. The ratio of long-term debt-to-equity was .10 to 1 at September 30, 1997, compared to .13 to 1 at year-end 1996. Borrowings should decrease further during the next quarter as receivables from Footwear's seasonal sales become due. At September 30, 1997, unused credit facilities exceeded $75 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the third quarter of 1997 amounted to $.05 a share compared to $.04 a share in the third quarter of 1996. During the nine month period ending September 30, 1997, dividends were declared amounting to $.13 a share and for the same period ending September 30, 1996, dividends amounted to $.12 a share.

                                     Page 8
================================================================================

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

   On April 23, 1997, the Company and two of its subsidiaries, Tradewinds Technologies, Inc. ("Tradewinds") and Justin Management Company ("JMC"), were named as defendants in a complaint sought to be certified as a class action in federal district court in San Francisco, California, Tommie B. Peyer et al. v. Tradewinds Technologies, Inc., Justin Industries, Inc. and Justin Management Company, Case No. C-97-1466 (SC). The plaintiff alleges on behalf of herself and the purported class (consisting of all owners of a Tradewinds evaporative cooler or persons who live in a house or building to which a Tradewinds cooler is attached) that Tradewinds has designed, manufactured and sold defective evaporative coolers that have a propensity to start or spread fires. The plaintiff is seeking an order certifying the class, injunctive relief, unspecified actual and consequential damages, statutory damages under consumer protection statutes, punitive damages, and attorney's fees and costs. The Court has set a discovery and case disposition schedule to deal with outstanding issues of class certification and jurisdiction.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item has been provided in the company's Form 10-Q for the quarter ended March 31, 1997.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (27) Financial Data Schedule for the period ended September 30, 1997.

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


JUSTIN INDUSTRIES, INC.



/S/ RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer



Dated this 7th day of November 1997.

                                     Page 10
================================================================================