Form 10-K405
period 1997-12-31
JUSTIN INDUSTRIES INC
filed 1998-03-30
CIK 54182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Registrant's telephone number, including area code:(817) 336-5125

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
     Title of each class                         which registered
     -------------------                         ----------------
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

                        $369,333,048 as of March 16, 1998

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  26,380,932 Common Shares as of March 16, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

  Parts I, II, and IV incorporate certain information by reference from the Annual Report to Shareholders for the year ended December 31, 1997. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 10, 1998.

================================================================================

                                TABLE OF CONTENTS

                                                                    Page
                                                                    ----

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

Signatures

                                    (Page 1)
================================================================================

                                     PART I

Item 1.   Business

  Justin Industries, Inc. and its subsidiaries are herein collectively referred to as the "Company", unless the context indicates otherwise. The Company, where specifically indicated, has incorporated by reference certain information contained in its 1997 Annual Report to Shareholders. Other references made to that report are for information purposes only and the information in the Annual Report to Shareholders is not deemed incorporated in this Form 10-K.

General Development of Business

  The Company was incorporated under the laws of the State of Texas on April 26, 1916, as Acme Brick Company ("Acme"). In 1972, after merger with Justin Boot Company ("Justin Boot") in 1968, the Company changed its name to Justin Industries, Inc. In 1981, Justin purchased Nocona Boot Company ("Nocona"). On October 15, 1990, the Company acquired Tony Lama Company, Inc. ("Tony Lama"). Effective August 1, 1994, the Company purchased American Tile Supply Company ("American Tile").

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

Financial Information about Industry Segments

  A five year analysis of sales and operating profit contribution by industry segment is presented on page 24 of the company's 1997 Annual Report to Shareholders and additional financial information, including identifiable assets, by industry segment is included in Note 8 of Notes to Consolidated Financial Statements on page 34 of the Shareholders' Report. Such information is hereby incorporated by reference.

Narrative Description of Business

  The following information is presented in addition to the information included in the Report on Operations contained on pages 7 through 17 of the company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

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

  In the states of Texas, Louisiana, Arkansas, Oklahoma, New Mexico, Kansas, Tennessee, and Missouri, Acme, American Tile, and Featherlite market their building materials through approximately 490 full-time company sales employees serving architects, contractors, home builders, and others in the construction market. These direct sales comprise the majority of the company's building materials sales. In the other states, sales are made principally through independent distributors and dealers. The majority of the building materials manufactured by the company are utilized within a 250 mile radius of the plant where they are produced. Tradewinds' coolers are sold by direct sales personnel in selected major markets and by distribution elsewhere.

                                    (Page 2)
================================================================================

  Manufacture and Sale of Footwear Products

  Footwear operations include the design, manufacture and distribution of men's, women's, and children's western style, safety, work and sports boots and shoes, primarily for sale in the United States under the primary trade names of "Justin(R)", "Nocona(R)", "Tony Lama(R)", "Chippewa(R)", "Sport Lace-R(R)", and "Diamond J(R)".

  Justin Boot Company, headquartered in Fort Worth, Texas, started business in 1879 as H. J. Justin & Sons, Inc. The company owns and operates footwear manufacturing plants in Fort Worth, Texas, Cassville and Carthage, Missouri. Nocona Boot Company, headquartered in Nocona, Texas, started business in 1925 and owns and operates its boot manufacturing plant in Nocona. Tony Lama Company, Inc., headquartered in El Paso, Texas, was established in 1911. The company owns and operates a western boot manufacturing plant in El Paso, Texas. Administrative functions of the three companies are centralized in Fort Worth, Texas.

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

                                    (Page 3)
================================================================================

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

Significant Customers

  No material part of the company's business is dependent upon a single customer or upon a few customers. The Company does not believe the loss of any one customer would have a material adverse effect on the company's business.

Backlog of Orders at End of Fiscal Year

  An analysis of backlog orders is presented on page 23 of the company's 1997 Annual Report to Shareholders, which is incorporated herein by reference. In accordance with industry practice, unfilled orders for clay brick and footwear products are generally cancelable by customers at any time and for this reason may not be considered firm backlog in the traditional sense, despite the fact that in the past, orders have been canceled only infrequently. Substantially all unfilled orders are expected to be filled within one year.

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

Employees

  The company had 4,222 employees in its operations as of December 31, 1997.

  The number of employees by job position at December 31, 1997, was as follows:

                                     Building
                                    Materials   Footwear   Parent   Total
                                    ---------   --------   ------   -----
     Production                       1,468      1,380        -     2,848
     Sales                              581        225        -       806
     Administrative, Engineering,
     Clerical, and Other                355        187       26       568
                                      -----      -----      ---     -----
                                      2,404      1,792       26     4,222
                                      =====      =====      ===     =====

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

  The company's tile distribution centers operate out of 12 leased facilities, consisting of approximately 290,000 square feet of showroom, office and warehouse space, and two owned showroom/warehouse facilities containing 48,000 square feet.

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

                                    (Page 5)
================================================================================

Item 3.   Legal Proceedings

  The company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a material adverse effect on the company's consolidated financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December 31, 1997.

Executive Officers of Registrant

  Certain information regarding the executive officers is as follows:

                            Employed     Date First
                           by Company   Appointed an
        Name          Age      In          Officer              Title
--------------------  ---  ----------  --------------   ---------------------

John Justin           81      1936     December 1969    Chairman of the
                                                          Board and Chief
                                                          Executive Officer

J. T. Dickenson       68      1974     September 1983   President and Chief
                                                          Operating Officer

Richard J. Savitz     51      1979     March 1982       Vice President-
                                                          Finance,
                                                          Treasurer and
                                                          Secretary

Edward L. Stout, Jr.  72      1949     March 1974       Vice President-Brick
                                                          Operations

Judy B. Hunter        39      1990     October 1990     Vice President-
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

                                    (Page 6)
================================================================================

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

  Incorporated by reference from the 1997 Annual Report to Shareholders, pages 36, 37, and 40.

  As of February 28, 1998, there were 1,704 common shareholders of record. In addition, approximately 2,247 shareholders are participants in the Justin Industries, Inc. Employee Stock Ownership Plan.

  Dividends declared for the most recent two fiscal years are as follows:

              Quarter Ended       Cash Dividend Declared
              -------------       ----------------------
                3/31/96                    $.04
                6/30/96                    $.04
                9/30/96                    $.04
               12/31/96                    $.04
                3/31/97                    $.04
                6/30/97                    $.04
                9/30/97                    $.05
               12/31/97                    $.05

Item 6.   Selected Financial Data

  Incorporated by reference from the 1997 Annual Report to Shareholders, pages 36 and 37.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Incorporated by reference from the 1997 Annual Report to Shareholders, pages 19 through 24.

Item 8.    Financial Statements and Supplementary Data

  The consolidated balance sheets of the company at December 31, 1997 and 1996 and the consolidated statements of income, shareholders' equity, and cash flows for the years 1997, 1996, and 1995 and the report of independent auditors thereon, and the company's unaudited quarterly financial data for the two-year period ended December 31, 1997 are incorporated by reference from the 1997 Annual Report to Shareholders, pages 25 through 35 and page 40.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

  None.

                                    (Page 7)
================================================================================

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

  Incorporated herein by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 10, 1998 ("Proxy Statement"), pages 2 through 5.

  Information regarding the executive officers is included in Part I.

Item 11.  Executive Compensation

  Incorporated herein by reference from the Proxy Statement, pages 6 through 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required as to security ownership is incorporated herein by reference from the Proxy Statement, pages 2 and 3.

Item 13.  Certain Relationships and Related Transactions

  Incorporated herein by reference from the Proxy Statement, pages 12 and 13.

                                    (Page 8)
================================================================================

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1.  Financial Statements
          --------------------

                                                          Reference
                                                -----------------------------
                                                               Annual Report
                                                              to Shareholders
                                                Form 10-K          (page)
                                                ---------     ---------------

Data incorporated by reference from attached
 Annual Report to Shareholders of
   Justin Industries, Inc.:

 Report of independent auditors                                      35

 Consolidated balance sheet at
   December 31, 1997 and 1996                                        25

 For the years ended
   December 31, 1997, 1996, and 1995:
   Consolidated statement of income                                  26
   Consolidated statement of shareholders'
     equity                                                          26
   Consolidated statement of cash flows                              27

 Notes to consolidated financial statements                        28-34

      2.  Financial Statement Schedules
          -----------------------------

Report of Independent Auditors and Consent
  of Independent Auditors                          S-1

Schedules for years ended
  December 31, 1997, 1996, and 1995:

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

      3.  Exhibits
          --------

Exhibit
  No.                               Description

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

10.12 Amendment No. 1 to Employment Agreement dated as of December 14, 1995 between Registrant and John S. Justin, Jr.

10.13 Form of Severance Agreement dated March 23, 1990 between Registrant and certain of its executive officers*

10.14 Form of Severance Agreement dated March 23, 1990 between Registrant and certain of its officers and employees*

                                    (Page 10)
================================================================================

Exhibit
  No.                               Description

10.15 Revolving Loan Agreement between Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank) as Administrative Lender and the several banks listed on the signature pages thereof, as amended in the First and Second Amendments through June 9, 1990*

10.16  Third Amendment to the Revolving Loan Agreement dated as of December
       3, 1990 among Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank--Fort Worth, N.A. (incorporated by reference to Registrant's Current Report on Form 8-K dated December 3, 1990)

10.17  Fourth Amendment to the Revolving Loan Agreement dated as of
       December 31, 1991 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1991 Annual Report on Form 10-K)

10.18  Fifth Amendment to the Revolving Loan Agreement dated as of May 1,
       1992 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1992 Annual Report on
       Form 10-K)

10.19  Sixth Amendment to the Revolving Loan Agreement dated as of December
       31, 1993 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1993 Annual Report on Form 10-K)

10.20 Seventh Amendment to the Revolving Loan Agreement dated as of July 24, 1995 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., The Bank of New York, and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1995 Annual Report on Form 10-K)

10.21  Term Loan Agreement dated as of December 3, 1990 among the
       Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National
       Bank), Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank--Fort Worth, N.A. (incorporated by reference to Amendment No. 4 to Registrant's Schedule 14D-9 dated December 6, 1990)

10.22 First Amendment to the Term Loan Agreement dated as of December 31, 1991 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1991 Annual Report on Form 10-K)

10.23 Second Amendment to the Term Loan Agreement dated as of May 1, 1992 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A. and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank-- Fort Worth, N.A.) (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

10.24 Third Amendment to the Term Loan Agreement dated as of December 31, 1993 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., Citibank, N.A. and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1993 Annual Report on Form 10-K)

                                    (Page 11)
================================================================================
Exhibit
  No.                               Description


10.25  Fourth Amendment to the Term Loan Agreement dated as of July 24,
       1995 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1995 Annual Report on Form 10-K)

13     Annual report to shareholders for the year ended December 31, 1997

21     Subsidiaries of the Registrant

23 Report of Independent Auditors and Consent of Independent Auditors (included herein at page S-1)

27.1   Financial Data Schedules for the period ended December 31, 1997

27.2   Restated Financial Data Schedules for the period ended December 31,
       1996

27.3   Restated Financial Data Schedules for the period ended December 31,
       1995

27.4   Restated Financial Data Schedules for the period ended
       September 30, 1997

27.5   Restated Financial Data Schedules for the period ended June 30, 1997

27.6   Restated Financial Data Schedules for the period ended March 31, 1997

27.7   Restated Financial Data Schedules for the period ended
       September 30, 1996

27.8   Restated Financial Data Schedules for the period ended June 30, 1996

27.9   Restated Financial Data Schedules for the period ended March 31, 1996


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

 JUSTIN INDUSTRIES, INC.
-------------------------
       (Registrant)

By: /S/ JOHN JUSTIN
    ------------------------------
    John Justin
    Chairman of the Board and Chief Executive Officer
    March 27, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/S/ JOHN JUSTIN                       /S/ BAYARD H. FRIEDMAN
----------------------------          ----------------------------
John Justin                           Bayard H. Friedman
Chairman of the Board and             Director, March 27, 1998
Chief Executive Officer
March 27, 1998


/S/ J. T. DICKENSON                   /S/ DEE J. KELLY
----------------------------          ----------------------------
J. T. Dickenson                       Dee J. Kelly
Director, President and Chief         Director, March 27, 1998
Operating Officer
March 27, 1998



/S/ RICHARD J. SAVITZ                 /S/ JOSEPH R. MUSOLINO
----------------------------          ----------------------------
Richard J. Savitz                     Joseph R. Musolino
Vice President-Finance,               Director, March 27, 1998
Principal
Finance and Accounting Officer
March 27, 1998


/S/ MARVIN GEARHART                   /S/ JOHN V. ROACH
----------------------------          ----------------------------
Marvin Gearhart                       John V. Roach
Director, March 27, 1998              Director, March 27, 1998




/S/ ROBERT E. GLAZE                   /S/ WILLIAM E. TUCKER
----------------------------          ----------------------------
Robert E. Glaze                       William E. Tucker
Director, March 27, 1998              Director, March 27, 1998

                                    (Page 13)
================================================================================

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Justin Industries, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 28, 1998, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of the Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /S/ ERNST & YOUNG LLP


Fort Worth, Texas
January 28, 1998




                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Justin Industries, Inc. of our report dated January 28, 1998, included in the 1997 Annual Report to Shareholders of Justin Industries, Inc.

We also consent to the incorporation by reference in the a) Registration Statement (Form S-8 No. 33-11915) pertaining to the Justin Industries, Inc. 1981 Stock Option Plan and the Justin Industries, Inc. 1984 Incentive Stock Option Plan and in the related Prospectus; b) Registration Statement (Form S-8 No. 33-52783) pertaining to the Justin Industries, Inc. Employee Stock Ownership Plan and in the related Prospectus; and c) Registration Statement (Form S-8 No. 33-61776) pertaining to the Justin Industries, Inc. 1992 Stock Option Plan and in the related Prospectus of our reports dated January 28, 1998, with respect to the consolidated financial statements and schedule of Justin Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1997.


                                             /S/ ERNST & YOUNG LLP


Fort Worth, Texas
March 27, 1998

                                   (Page S-1)
================================================================================

                             JUSTIN INDUSTRIES, INC.
                                  CONSOLIDATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          Years Ended December 31, 1997
                            (in thousands of dollars)


                          Balance at    Additions                Balance at
                           Beginning   Charged to   Deductions     End of
                            of Year      Income         (1)       Year (2)
                          ----------   ----------   ----------   ----------

Reserve Deducted from
  Related Assets:

1995
  Doubtful Accounts        $  3,219     $  1,347     $  1,226     $  3,340

1996
  Doubtful Accounts        $  3,340     $  2,707     $  2,978     $  3,069

1997
  Doubtful Accounts        $  3,069     $  1,624     $  1,596     $  3,097


(1)  Accounts written off, less recoveries.

(2) The reserve for doubtful accounts is deducted from accounts receivable in the financial statements.

                                   (Page S-2)
================================================================================