Form 10-Q
period 1998-03-31
JUSTIN INDUSTRIES INC
filed 1998-05-06
CIK 54182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ------------------------


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1998

                                       or

            [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
              For the transition period from _________ to _________


                          Commission file number 0-3041


                             JUSTIN INDUSTRIES, INC.
              -----------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,393,082 shares of the Company's Common Stock ($2.50 par value) were outstanding as of March 31, 1998.

================================================================================
                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                    Page No.
                                                                    --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:
           Consolidated Balance Sheet
              March 31, 1998 and December 31, 1997                      3
           Consolidated Statement of Income
              Three Months Ended March 31, 1998 and 1997                4
           Consolidated Statement of Shareholders' Equity
              Three Months Ended March 31, 1998 and 1997                4
           Consolidated Statement of Cash Flows
              Three Months Ended March 31, 1998 and 1997                5
           Notes to Consolidated Financial Statements                   6

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7

PART II.   OTHER INFORMATION                                            9

  Item 1.  Legal Proceedings                                            9

  Item 4.  Submission of Matters to a Vote of Security Holders          9

  Item 6.  Exhibits and Reports on Form 8-K                             9

SIGNATURE                                                               10







All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                     Page 2
================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars

                                                        March 31,   December 31,
                                                           1998         1997
                                                        ----------  ------------
                                                       (Unaudited)
ASSETS
------
Current assets:
  Cash                                                    $  6,386      $  5,113
  Accounts receivable, less allowance for doubtful
    accounts of $3,162 and $3,097, respectively             69,020        73,153
  Inventories:
    Finished goods                                         110,719       105,100
    Work-in-process                                          6,153         6,040
    Raw materials                                           32,671        30,508
                                                          --------      --------
      Total inventories                                    149,543       141,648
  Income taxes                                               3,894         7,946
  Prepaid expenses                                           2,860         2,454
                                                          --------      --------
        Total current assets                               231,703       230,314
Other assets, at cost                                       33,661        32,740
Assets held for sale                                         2,829         2,829
Property, plant, and equipment, at cost:
  Land                                                      20,062        20,062
  Buildings and equipment                                  268,737       266,988
  Construction-in-progress                                   4,939         3,000
                                                          --------      --------
                                                           293,738       290,050
  Less accumulated depreciation                            183,950       179,866
                                                          --------      --------
    Net property, plant, and equipment                     109,788       110,184
                                                          --------      --------
                                                          $377,981      $376,067
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable                                  $ 16,343      $ 18,412
  Other accrued items                                       35,352        37,505
  Current portion of long-term debt                          8,000         8,000
                                                          --------      --------
    Total current liabilities                               59,695        63,917
Long-term debt, less current portion                        26,750        23,750
Deferred income taxes                                       15,421        15,420
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                                -             -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                    69,674        69,674
  Capital in excess of par value                            16,034        16,040
  Retained earnings                                        205,781       202,645
  Treasury stock, at cost, 1,489,456 and 1,490,915
    shares, respectively                                   (15,374)      (15,379)
                                                          --------      --------
      Total shareholders' equity                           276,115       272,980
                                                          --------      --------
                                                          $377,981      $376,067
                                                          ========      ========

   See notes to consolidated financial statements.

                                     Page 3
================================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1998           1997
                                                        -----------------------
                                                       (Unaudited)
Net sales:
  Building materials                                    $ 63,915       $ 57,141
  Footwear                                                39,865         40,465
                                                        --------       --------
                                                         103,780         97,606
Costs and expenses:
  Cost of goods sold                                      67,183         64,235
  Selling, general, and administrative expenses           29,194         28,153
  Interest expense                                           387            416
                                                        --------       --------
                                                          96,764         92,804
                                                        --------       --------
Income before income taxes                                 7,016          4,802
Provision for income taxes                                 2,561          1,753
                                                        --------       --------
Net income                                              $  4,455       $  3,049
                                                        ========       ========

Earnings per share:
  Basic                                                 $    .17       $    .12
                                                        ========       ========
  Diluted                                               $    .17       $    .11
                                                        ========       ========

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 1998 and 1997
In Thousands of Dollars (Except Share and Per Share Data)


                                                    Capital In
                            Preferred     Common    Excess Of    Retained   Treasury
                              Stock       Stock     Par Value    Earnings    Stock
------------------------    ---------    --------   ----------   --------   --------
      (Unaudited)
Balance January 1, 1998          $  -     $69,674      $16,040   $202,645   $(15,379)
Net income                          -           -            -      4,455          -
Exercise of stock options           -           -           (6)         -          5
Cash dividend declared
  ($.05 per share)                  -           -            -     (1,319)         -
                             --------    --------   ----------   --------   --------
Balance March 31, 1998           $  -     $69,674      $16,034   $205,781   $(15,374)
                             ========    ========   ==========   ========   ========

Balance January 1, 1997          $  -     $69,674      $16,477   $181,068   $(14,363)
Net income                          -           -            -      3,049          -
Exercise of stock options           -           -          (34)         -        109
Cash dividend declared
  ($.04 per share)                  -           -           -      (1,059)         -
                             --------    --------   ----------   --------   --------
Balance March 31, 1997           $  -     $69,674      $16,443   $183,058   $(14,254)
                             ========    ========   ==========   ========   ========

                 See notes to consolidated financial statements.

                                     Page 4
================================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------------------
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                              $  4,455     $  3,049
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                           4,349        4,109
      Amortization                                             123          199
      Provision for losses on accounts receivable              418          456
      Gain on sale of property, plant, and equipment           (27)         (70)
      Changes in assets and liabilities:
        Decrease in accounts receivable                      3,715       13,307
        Increase in inventories                             (7,895)      (4,830)
        Decrease in other current assets                     3,646        3,295
        Increase in accounts payable
          and accrued expenses                              (4,222)        (444)
                                                         ---------    ---------
          Net cash provided from operating activities        4,563       19,071

Cash flows from investing activities:
  Proceeds from the sale of property, plant,
    and equipment                                               57          110
  Capital expenditures                                      (3,989)      (3,770)
  Increase in other long-term assets                        (1,038)        (116)
  Acquisition of IBP, net of cash acquired                       -       (2,073)
                                                         ---------    ---------
          Net cash used in investing activities             (4,970)      (5,849)

Cash flows from financing activities:
  Borrowings                                                 6,000            -
  Repayment of borrowings                                   (3,000)     (10,300)
  Dividends paid                                            (1,319)      (1,058)
  Proceeds from exercise of stock options                       (1)          75
                                                         ---------    ---------
          Net cash provided from (used in) financing
            activities                                       1,680      (11,283)
                                                         ---------    ---------
Net increase in cash                                         1,273        1,939
Cash at beginning of period                                  5,113        3,215
                                                         ---------    ---------
Cash at end of period                                     $  6,386     $  5,154
                                                         =========    =========


                 See notes to consolidated financial statements.

                                     Page 5
================================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998


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

   A summary of the company's significant accounting policies is presented on page 28 of its 1997 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the company during 1998.

   In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, cash flows, and shareholders' equity of Justin Industries, Inc. for interim periods.

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of March 31, 1998, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of earnings per share was 26,650,000 in 1998 and 26,889,000 in 1997.

                                     Page 6
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the three months ended March 31, 1998, of $103.8 million were 6.3% over the $97.6 million in 1997's first quarter.

      Building Materials Segment Sales - Sales in the Building Materials segment increased approximately 11.9% from the first quarter of 1997. A strong regional economy and mild weather led to double-digit percentage gains in housing starts. In this environment, Acme Brick Company ("Acme") was able to sell 14.8% more brick in 1998's first quarter than the previous year while average pricing per unit increased 4.2%. Acme also realized impressive gains in revenue from other product lines, particularly its glass block grid systems.

      American Tile Supply Company's ("American Tile") revenues were comparable to last year's first three months; however, a new discount showroom called "Tile Warehouse" was opened in the latter part of the first quarter. Two new American Tile warehouses will be opened during the remainder of 1998.

      Healthy commercial construction activity in most of Featherlite Building Products Corporation's ("Featherlite") market areas, allowed the company to show a 6% increase in sales over the same period a year ago. Both units shipped and average price per unit were higher. The expansion of Featherlite's Dallas plant helped contribute to the volume increase.

      Tradewinds Technologies, Inc.'s ("Tradewinds") sales, which comprise less than 2% of consolidated sales, were near the same level as in 1997.

      Footwear Segment Sales - Total Footwear sales for the three months ended March 31, 1998, declined 1.5% to $39.9 million from 1997's first quarter. Justin Boot Company's ("Justin") revenues were up more than 17% due to revenues generated by the Justin Original Workboot; a very promising product that has continued to gain momentum since its introduction in the second quarter of 1997. Western boot sales declined in the first quarter at Justin, as well as at Nocona Boot Company and Tony Lama Company who are heavily dependent on the cowboy boot market. Chippewa posted a disappointing 40% sales decline for the first quarter of 1998 compared to the same period a year ago. Since moving all of its production into another facility in the fall of 1997, Chippewa has had difficulty meeting customer delivery requirements. However, backlogs remain good, and the production transition problems appear to be near an end. Overall, footwear units shipped declined 3.5% while average pricing improved 1.5%, comparing the first quarter of 1998 to the same period in 1997.

   Costs and Expenses - The consolidated ratio of cost of goods sold to sales declined to 64.7% in the first quarter of 1998 versus 65.8% in the 1997 comparable period. Both Building Materials and Footwear posted improvements in margin. Building Materials' ratio of cost of sales to sales was 61.3% in the first quarter of 1998, compared to 62.1% in the first quarter of 1997. Higher volume coupled with higher average brick prices provided the gain. The ratio of cost of goods sold to sales in the Footwear business was 70.3% versus 71.3% in 1997. This Footwear improvement resulted from sale of higher margin products during the quarter.

   Selling, general and administrative expenses were 28.1% of sales in the first quarter of 1998 compared to 28.8% in the first quarter of 1997. The improvement in 1998 resulted primarily from the increase in revenues of Building Materials.

   Average debt levels declined in the first quarter of 1998 compared to the first quarter of 1997, resulting in a 7% decrease in interest expense to $387,000 from $416,000 in the first three months of 1997.

                                     Page 7
================================================================================

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the first quarter of 1998 and 1997, which is the current estimated effective rate for the full year.

FINANCIAL CONDITION AND LIQUIDITY

   At March 31, 1997, working capital amounted to $172 million versus $166.4 million at December 31, 1997. Cash increased from $5.1 million at year-end to $6.4 million at the end of 1998's first quarter. The normal seasonal changes occurred between year-end and the end of the first quarter resulting in reduced accounts receivable, primarily due to payments by Footwear customers early in the year, and an increase in inventories caused by the seasonal build-up of inventories in both segments.

   Cash provided by operating activities in the first quarter of 1998 totaled $4.6 million. These funds were used primarily to purchase capital assets and pay dividends.

   In the first quarter of 1998, total interest-bearing debt increased to $34.8 million from $31.8 million at year-end 1997, and the ratio of long-term debt-to-equity was increased to .10 to 1 from .09 to 1 at year end. Borrowings may increase over the next two quarters to finance seasonal working capital needs. At March 31, 1998, unused credit facilities approximated $68 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the first quarter of 1998 and 1997 amounted to $.05 and $.04 a share, respectively.

                                     Page 8
================================================================================

                           PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   The company is not presently involved in any lawsuits seeking damages relating to the normal conduct of its business that if adversely determined would have a material effect on the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Shareholders was held on April 10, 1998.

     (b) The only matter submitted to a vote of security holders was for the election of directors. Each of the persons named in the Proxy Statement as a nominee for director was elected. Following are the voting results on each of the nominees for director:

     -----------------------------------------------
                                 Votes       Votes
     Election of Directors        For       Withheld
     -----------------------------------------------
     John Justin              23,979,479    186,084
     J. T. Dickenson          23,981,732    183,831
     Bayard H. Friedman       23,973,629    191,934
     Marvin Gearhart          23,980,895    184,668
     Robert E. Glaze          23,954,841    210,722
     Dee J. Kelly             23,806,656    358,907
     Joseph R. Musolino       23,831,306    334,257
     John V. Roach            23,982,556    183,007
     Dr. William E. Tucker    23,958,348    207,215
     -----------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           (27) Financial Data Schedule for the period ended March 31, 1998.

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


JUSTIN INDUSTRIES, INC.


/S/ RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer




Dated this 6th day of May 1998.

                                     Page 10
================================================================================