Form 10-Q
period 1998-06-30
JUSTIN INDUSTRIES INC
filed 1998-08-14
CIK 54182

10
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ________________________


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,427,490 shares of the Company's Common Stock ($2.50 par value) were outstanding as of August 13, 1998.
===============================================================================
                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                      Page No.
PART I.    FINANCIAL INFORMATION

  Item 1. Financial Statements:
          Consolidated Balance Sheet
            June 30, 1998 and December 31, 1997                           3
          Consolidated Statement of Income
            Three Months and Six Months Ended June 30, 1998 and 1997 4 Consolidated Statement of Shareholders' Equity
            Six Months Ended June 30, 1998 and 1997                       4
          Consolidated Statement of Cash Flows
            Six Months Ended June 30, 1998 and 1997                       5
          Notes to Consolidated Financial Statements                      6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7

PART II.  OTHER INFORMATION                                               9

  Item 1. Legal Proceedings                                               9

  Item 4. Submission of Matters to a Vote of Security Holders             9

  Item 6. Exhibits and Reports on Form 8-K                                9

SIGNATURE                                                                 10







All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                     Page 2
===============================================================================
                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars
                                                      June 30,     December 31,
                                                        1998           1997
                                                    ------------   ------------
                                                     (Unaudited)
ASSETS
------
Current assets:
  Cash                                                $    6,008     $    5,113
  Accounts receivable, less allowance for doubtful
    accounts of $3,531 and $3,097, respectively           78,072         73,153
  Inventories:
    Finished goods                                       108,690        105,100
    Work-in-process                                        5,293          6,040
    Raw materials                                         29,098         30,508
                                                      ----------     ----------
      Total inventories                                  143,081        141,648
  Income taxes                                             6,997          7,946
  Prepaid expenses                                         3,132          2,454
                                                      ----------     ----------
        Total current assets                             237,290        230,314
Other assets, at cost                                     35,658         32,740
Assets held for sale                                       2,829          2,829
Property, plant, and equipment, at cost:
  Land                                                    20,062         20,062
  Buildings and equipment                                270,701        266,988
  Construction-in-progress                                 8,276          3,000
                                                      ----------     ----------
                                                         299,039        290,050
  Less accumulated depreciation                          186,485        179,866
                                                      ----------     ----------
    Net property, plant, and equipment                   112,554        110,184
                                                      ----------     ----------
                                                      $  388,331     $  376,067
                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable                              $   11,691     $   18,412
  Other accrued items                                     37,976         37,505
  Current portion of long-term debt                        8,000          8,000
                                                      ----------     ----------
    Total current liabilities                             57,667         63,917
Long-term debt, less current portion                      31,750         23,750
Deferred income taxes                                     15,420         15,420
Shareholders' equity:
  Voting preferred stock, $2.50 par value;
    1,000,000 shares authorized - Series Two
    convertible, 100 shares issued and outstanding                              -              -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                  69,674         69,674
  Capital in excess of par value                          15,985         16,040
  Retained earnings                                      212,724        202,645
  Treasury stock, at cost, 1,442,398 and 1,490,915
    shares, respectively                                 (14,889)       (15,379)
                                                      ----------     ----------
      Total shareholders' equity                         283,494        272,980
                                                      ----------     ----------
                                                      $  388,331     $  376,067
                                                      ==========     ==========

                See notes to consolidated financial statements.

                                     Page 3
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                  ----------   ----------  ----------   ----------
                                     1998         1997        1998         1997
                                  ----------   ----------  ----------   ----------
                                        (Unaudited)              (Unaudited)
Net sales:
  Building materials               $  77,326   $   71,017  $  141,241   $  128,158
  Footwear                            41,764       39,869      81,629       80,334
                                  ----------   ----------  ----------   ----------
                                     119,090      110,886     222,870      208,492
Costs and expenses:
  Cost of goods sold                  74,698       69,134     141,881      133,369
  Selling, general, and               30,876       29,459      60,070       57,612
    administrative expenses
  Interest expense                       502          440         889          856
                                  ----------   ----------  ----------   ----------
                                     106,076       99,033     202,840      191,837
                                  ----------   ----------  ----------   ----------
Income before income taxes            13,014       11,853      20,030       16,655
Provision for income taxes             4,750        4,326       7,311        6,079
                                  ----------   ----------  ----------   ----------
Net income                        $    8,264   $    7,527  $   12,719   $   10,576
                                  ==========   ==========  ==========   ==========

Earnings per share:
  Basic                           $      .31   $      .29  $      .48   $      .40
                                  ==========   ==========  ==========   ==========
  Diluted                         $      .31   $      .28  $      .48   $      .39
                                  ==========   ==========  ==========   ==========

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY
Six Months Ended June 30, 1998 and 1997
In Thousands of Dollars (Except Share and Per Share Data)

                                                   Capital In
                           Preferred   Common      Excess of   Retained     Treasury
                             Stock      Stock      Par Value   Earnings       Stock
------------------------  ----------  ----------  ----------  ----------   ----------
     (Unaudited)
Balance January 1, 1998    $       -   $  69,674   $  16,040   $ 202,645    $ (15,379)
Net income                         -           -           -      12,719            -
Exercise of stock options          -           -         (55)          -          490
Cash dividends declared
  ($.10 per share)                 -           -           -      (2,640)           -
                           ---------   ---------   ---------   ---------    ---------
Balance June 30, 1998      $       -   $  69,674   $  15,985   $ 212,724    $ (14,889)
                           =========   =========   =========   =========    =========

Balance January 1, 1997    $       -   $  69,674   $  16,477   $ 181,068    $ (14,363)
Net income                         -           -           -      10,576            -
Purchase of 231,700 shares
  of stock for treasury            -           -           -           -       (2,562)
Exercise of stock options          -           -        (226)          -          895
Cash dividends declared
  ($.08 per share)                 -           -           -      (2,111)           -
                           ---------   ---------   ---------   ---------    ---------
Balance June 30, 1997      $       -   $  69,674   $  16,251   $ 189,533    $ (16,030)
                           =========   =========   =========   =========    =========

                 See notes to consolidated financial statements.

                                     Page 4
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                                    Six Months Ended
                                                                        June 30,
                                                                  --------------------
                                                                     1998      1997
                                                                  --------------------
                                                                      (Unaudited)
Cash flows from operating activities:
  Net income                                                       $ 12,719   $ 10,576
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                    8,683      8,279
      Amortization                                                      428        397
      Provision for losses on accounts receivable                       875        873
      Gain on sale of property, plant, and equipment                    (83)      (141)
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                   (5,794)     7,940
        Increase in inventories                                      (1,433)    (6,482)
        Decrease in other current assets                                271      3,135
        Increase (decrease) in accounts payable
          and accrued expenses                                       (6,252)     1,505
                                                                   --------   --------
          Net cash provided from operating activities                 9,414     26,082

Cash flows from investing activities:
  Proceeds from the sale of property, plant,
    and equipment                                                       129        208
  Capital expenditures                                              (11,102)   (10,117)
  Increase in other long-term assets                                 (3,343)      (142)
  Acquisition of IBP, net of cash acquired                                -     (2,073)
                                                                   --------   --------
          Net cash used in investing activities                     (14,316)   (12,124)

Cash flows from financing activities:
  Borrowings                                                         15,000      3,000
  Repayment of borrowings                                            (7,000)   (10,300)
  Dividends paid                                                     (2,638)    (2,117)
  Purchase of treasury stock                                            (36)    (2,562)
  Proceeds from exercise of stock options                               471        669
                                                                   --------   --------
          Net cash provided from (used in) financing activities       5,797    (11,310)
                                                                   --------   --------
Net increase in cash                                                    895      2,648
Cash at beginning of period                                           5,113      3,215
                                                                   --------   --------
Cash at end of period                                              $  6,008   $  5,863
                                                                   ========   ========

                 See notes to consolidated financial statements.

                                     Page 5
===============================================================================
JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998


Summary of Significant Accounting Policies
------------------------------------------

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

Long-Term Debt
--------------

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of June 30, 1998, the company was in compliance with all such requirements and restrictions.

Earnings Per Share
------------------

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of diluted earnings per share was 26,770,000 in 1998 and 26,710,000 in 1997.

                                     Page 6
===============================================================================

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the second quarter of 1998 increased to $119.1 million compared to $110.9 million for the same quarter in 1997, an improvement of 7.4%. For the first six months of 1998, consolidated net sales were $222.9 million, 6.9% greater than 1997's first half sales of $208.5 million.

      Building Materials Segment Sales - Sales for the second quarter of 1998 in the Building Materials segment were $77.3 million, 8.9% greater than the 1997 second quarter amount of $71 million. For the first six months of 1998, segment sales were $141.2 million, an increase of 10.2% over 1997.

      Acme Brick Company ("Acme") and Featherlite Building Products ("Featherlite") each posted excellent sales gains for the 1998 second quarter and six month periods compared to the same time a year ago.
   Unit brick shipments at Acme increased 10.7% in the second quarter and 12.5% for the first six months in 1998 compared to 1997. In addition, brick pricing improved on average 3.8% in the first half of 1998 compared to the same period in 1997. Acme's and American Tile Supply's sales of floor and wall tile, marble, and other masonry products were up .5% in 1998's first half. Additional competition in the tile distribution business coupled with a deliberate decision to maintain pricing has hampered plans for larger increases at American Tile. However, American Tile will be opening five new strategic locations in 1998, which will enhance the company's ability to offer superior service to its customers.

      Footwear Segment Sales - Net sales in the Footwear operations of $41.8 million for the three months ended June 30, 1998 were almost 5% greater than those of the same quarterly period in 1997, a positive reversal of the trend for the last several years. Sales were up almost 2% during the first six months of 1998 compared to 1997. The introduction in May 1997 of the highly successful Justin Original Workboot boosted revenues to offset a decline in sales in both periods of western products for the combined western operations of Justin Boot Company, Tony Lama Company, and Nocona Boot Company. Although the western apparel market continues to be weak, the workboot product promises improving outlooks for the company. Additional workboot products are being introduced and opportunities for expanded distribution are being explored. As reported in 1998's first quarter report, since moving all of Chippewa Shoe Company's production into another facility in the fall of 1997, Chippewa has had difficulty meeting customer delivery requirements. As a result, Chippewa recorded a 40% decline in first quarter 1998 sales. Due to production improvements and sourcing additional product from third parties, however, Chippewa posted a 12% increase in 1998's second quarter compared to the same period in 1997. Chippewa is continuing to enhance its sourcing opportunities for many of its products to improve product availability for its customers.

   Costs and Expenses - The consolidated ratio of cost of goods sold-to-sales was 62.7% in the second quarter of 1998 versus 62.3% in the same quarter in 1997. For the six month period ended June 30, 1998, the cost of goods sold-to-sales percentage improved to 63.7% from 64% in 1997.

   Building Materials' ratio was 58.2% in the second quarter of 1998 compared to 57.9% in 1997's second quarter. For the first six months of 1998 and 1997, the ratio for Building Materials was 59.6% and 59.8%, respectively. Acme's ratio improved in both the three and six month periods due to higher sales volumes and unit pricing. Featherlite experienced an increase in product costs during both periods as a shortage in cement increased raw material costs negatively impacting margins.

   The ratio of cost of goods sold to sales in the Footwear business increased to 71.2% for the second quarter of 1998 versus 70.3% for the second quarter of 1997. For the six-month periods ended June 30, the ratio was 70.7%

                                     Page 7
===============================================================================

   for both 1998 and 1997. Margins for the second quarter were adversely affected by higher production costs in the Tony Lama plant and writedowns of certain raw materials due to market conditions. As the manufacture of Chippewa products is assimilated into the Tony Lama plant, production costs per unit should go down due to higher production volumes. The Diamond J product line has been discontinued and the disposal of the remaining inventory and other discontinued products also negatively impacted margins.

   Selling, general and administrative expenses were 25.9% of sales in the second quarter of 1998 compared to 26.6% in the second quarter of 1997. For the first six months of 1998, these expenses were 27.0% of net sales compared to 27.6% for the first six months of 1997. Building Materials' and Footwear's operating expenses for the quarter decreased as a percentage of sales due to higher sales volumes.

   Interest expense for the second quarter of 1998 and first six months of the year was slightly higher than 1997 comparable periods. The increase is primarily due to higher borrowing levels due to increased working capital as interest rates have had very little fluctuation during the same periods.

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the second quarter and for the first six months of 1998 and 1997, which is the current estimated effective rate for the full year.

FINANCIAL CONDITION AND LIQUIDITY

   At June 30, 1998, working capital was $179.6 million, compared to $166.4 million at year-end 1997. Cash increased to $6 million at June 30, 1998 from $5.1 million at year end. Net cash provided from operating activities in the first six months of 1998 totalled $9.4 million compared to $26.1 million last year. Major uses of funds in 1998 were for capital expenditures of $11.1 million, implementation costs for new computer systems as Footwear, additional working capital and payment of $2.6 million in dividends. Total interest-bearing debt increased from $31.8 million at year-end 1997 to $39.8 million to help fund these expenditures. This increased the ratio of long-term debt-to-equity to .11 to 1 from .09 to 1 at year-end. Borrowings may increase during the next quarter to finance additional seasonal working capital needs. At June 30, 1998, unused credit facilities were more than $60 million; an amount well above the company's estimated requirements.

   Cash dividends declared in the second quarter of 1998 and 1997 amounted to $.05 and $.04 a share, respectively. During each of the six month periods ended June 30 in 1998 and 1997, dividends were declared amounting to $.10 and $.08 a share, respectively.

                                     Page 8
===============================================================================

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Shareholders was held on April 10, 1998.

     (b) The only matter submitted to a vote of security holders was for the election of directors. Each of the persons named in the Proxy Statement as a nominee for director was elected. Following are the voting results on each of the nominees for director:

                                      Votes         Votes
          Election of Directors        For        Withheld
          ---------------------    ----------    ----------
          John Justin              23,979,479       186,084
          J. T. Dickenson          23,981,732       183,831
          Bayard H. Friedman       23,973,629       191,934
          Marvin Gearhart          23,980,895       184,668
          Robert E. Glaze          23,954,841       210,722
          Dee J. Kelly             23,806,656       358,907
          Joseph R. Musolino       23,831,306       334,257
          John V. Roach            23,982,556       183,007
          Dr. William E. Tucker    23,958,348       207,215

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27) Financial Data Schedule for the period ended June 30, 1998.

     (b)  Reports on Form 8-K

          None.

                                     Page 9
===============================================================================

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.



/S/ RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer





Dated this 14th day of August 1998.

                                     Page 10
===============================================================================