Form 10-Q
period 1998-09-30
JUSTIN INDUSTRIES INC
filed 1998-11-16
CIK 54182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ________________________


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the Quarterly period ended September 30, 1998

                                       or

            [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
              For the transition period from _________ to _________


                          Commission file number 0-3041


                            JUSTIN INDUSTRIES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)


                 TEXAS                                    75-0102185
    -------------------------------                  --------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


          2821 West 7th Street                               76107
    -------------------------------                  --------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,297,037 shares of the Company's Common Stock ($2.50 par value) were outstanding as of November 11, 1998.

===============================================================================
                            JUSTIN INDUSTRIES, INC.

                              Table of Contents

                                                                    Page No.
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:
           Consolidated Balance Sheet
              September 30, 1998 and December 31, 1997                  3
           Consolidated Statement of Income
              Three Months and Nine Months Ended
                 September 30, 1998 and 1997                            4
           Consolidated Statement of Shareholders' Equity
              Nine Months Ended September 30, 1998 and 1997             4
           Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1998 and 1997             5
           Notes to Consolidated Financial Statements                   6

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7

PART II.   OTHER INFORMATION                                           10

  Item 1.  Legal Proceedings                                           10

  Item 4.  Submission of Matters to a Vote of Security Holders         10

  Item 6.  Exhibits and Reports on Form 8-K                            10

SIGNATURE                                                              11







All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                     Page 2
===============================================================================
                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars
                                                     September 30,   December 31,
                                                         1998            1997
                                                     -------------  -------------
                                                      (Unaudited)
ASSETS
------
Current assets:
  Cash                                                   $   6,823      $   5,113
    Accounts receivable, less allowance for doubtful
      accounts of $3,670 and $3,097, respectively           77,989         73,153
  Inventories:
    Finished goods                                         111,805        105,100
    Work-in-process                                          5,083          6,040
    Raw materials                                           27,179         30,508
                                                         ---------      ---------
      Total inventories                                    144,067        141,648
  Income taxes                                               5,675          7,946
  Prepaid expenses                                           2,694          2,454
                                                         ---------      ---------
        Total current assets                               237,248        230,314
Other assets, at cost                                       40,345         32,740
Assets held for sale                                         2,820          2,829
Property, plant, and equipment, at cost:
  Land                                                      20,217         20,062
  Buildings and equipment                                  275,336        266,988
  Construction-in-progress                                   9,105          3,000
                                                         ---------      ---------
                                                           304,658        290,050
  Less accumulated depreciation                            189,648        179,866
                                                         ---------      ---------
    Net property, plant, and equipment                     115,010        110,184
                                                         ---------      ---------
                                                         $ 395,423      $ 376,067
                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable                                 $  14,182      $  18,412
  Other accrued items                                       41,061         37,505
  Current portion of long-term debt                          8,000          8,000
                                                         ---------      ---------
    Total current liabilities                               63,243         63,917
Long-term debt, less current portion                        28,750         23,750
Deferred income taxes                                       15,394         15,420
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                                -              -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                    69,674         69,674
  Capital in excess of par value                            15,977         16,040
  Retained earnings                                        219,321        202,645
  Treasury stock, at cost, 1,594,548 and 1,490,915
    shares, respectively                                   (16,936)       (15,379)
                                                         ---------      ---------
      Total shareholders' equity                           288,036        272,980
                                                         ---------      ---------
                                                         $ 395,423      $ 376,067
                                                         =========      =========

                 See notes to consolidated financial statements.

                                     Page 3
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)



                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                  --------------------   --------------------
                                     1998       1997        1998       1997
                                  ---------  ---------   ---------  ---------
                                       (Unaudited)           (Unaudited)
Net sales:
  Building materials              $  77,648  $  72,568   $ 218,889  $ 200,726
  Footwear                           39,344     41,589     120,973    121,923
                                  ---------  ---------   ---------  ---------
                                    116,992    114,157     339,862    322,649
Costs and expenses:
  Cost of goods sold                 73,818     71,850     215,699    205,219
  Selling, general,
    and administrative expenses      30,229     30,670      90,299     88,282
  Interest expense                      485        451       1,374      1,307
                                  ---------  ---------   ---------  ---------
                                    104,532    102,971     307,372    294,808
                                  ---------  ---------   ---------  ---------
Income before income taxes           12,460     11,186      32,490     27,841
Provision for income taxes            4,548      4,083      11,859     10,162
                                  ---------  ---------   ---------  ---------
Net income                        $   7,912  $   7,103   $  20,631  $  17,679
                                  =========  =========   =========  =========

Earnings per share:
  Basic                           $    .30   $     .27   $     .78  $     .68
                                  ========   =========   =========  =========
  Diluted                         $    .30   $     .27   $     .78  $     .66
                                  ========   =========   =========  =========

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 1998 and 1997
In Thousands of Dollars (Except Share and Per Share Data)


                                                        Capital In
                                  Preferred    Common    Excess of    Retained   Treasury
                                    Stock       Stock    Par Value    Earnings    Stock
-----------------------          ----------  ----------  ----------  ---------- ----------
(Unaudited)
Balance January 1, 1998           $       -   $  69,674   $  16,040   $ 202,645  $ (15,379)
Net income                                -           -           -      20,631          -
Purchase of 154,900 shares
  of stock for treasury                   -           -           -           -     (2,077)
Exercise of stock options                 -           -         (63)          -        520
Cash dividends declared
  ($.15 per share)                        -           -           -      (3,955)         -
                                  ---------   ---------   ---------   ---------  ---------
Balance September 30, 1998        $       -   $  69,674   $  15,977   $ 219,321  $ (16,936)
                                  =========   =========   =========   =========  =========

Balance January 1, 1997           $       -   $  69,674   $  16,477   $ 181,068  $ (14,363)
Net income                                -           -           -      17,679          -
Purchase of 231,700 shares
  of stock for treasury                   -           -           -           -     (2,562)
Exercise of stock options                 -           -        (323)          -      1,339
Cash dividends declared
  ($.13 per share)                        -           -           -      (3,429)         -
                                  ---------   ---------   ---------   ---------  ---------
Balance September 30, 1997        $       -   $  69,674   $  16,154   $ 195,318  $ (15,586)
                                  =========   =========   =========   =========  =========

                   See notes to consolidated financial statements.

                                     Page 4
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                                Nine Months Ended
                                                                  September 30,
                                                             ----------------------
                                                               1998          1997
                                                             ----------------------
                                                                  (Unaudited)
Cash flows from operating activities:
  Net income                                                 $ 20,631      $ 17,679
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                             13,187        12,515
      Amortization                                                701           539
      Provision for losses on accounts receivable               1,133         1,326
      Gain on sale of property, plant, and equipment             (206)         (299)
      Deferred federal income tax                                 (26)            8
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable             (5,409)          137
        Increase in inventories                                (1,874)      (13,544)
        Decrease in other current assets                        2,109         3,455
        Increase (decrease) in accounts payable
          and accrued expenses                                   (938)        9,373
                                                             --------      --------
          Net cash provided from operating activities          29,308        31,189

Cash flows from investing activities:
  Proceeds from the sale of property, plant,
    and equipment                                                 330           375
  Capital expenditures                                        (18,137)      (17,966)
  Increase in other long-term assets                           (7,078)         (516)
  Acquisitions, net of cash acquired                           (2,134)       (2,073)
                                                             --------      --------
          Net cash used in investing activities               (27,019)      (20,180)

Cash flows from financing activities:
  Borrowings                                                   23,000         5,000
  Repayment of borrowings                                     (18,000)      (10,300)
  Dividends paid                                               (3,959)       (3,169)
  Purchase of treasury stock                                   (2,077)       (2,562)
  Proceeds from exercise of stock options                         457         1,016
                                                             --------      --------
          Net cash used in financing activities                  (579)      (10,015)
                                                             --------      --------
Net increase in cash                                            1,710           994
Cash at beginning of period                                     5,113         3,215
                                                             --------      --------
Cash at end of period                                        $  6,823      $  4,209
                                                             ========      ========

                   See notes to consolidated financial statements.

                                     Page 5
===============================================================================
JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998


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

Long-Term Debt
--------------

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of September 30, 1998, the company was in compliance with all such requirements and restrictions.

Earnings Per Share
------------------

   Earnings per share are based on the average number of shares of common stock outstanding during each period and such shares issuable upon assumed exercise of stock options, using the treasury stock method, adjusted for stock splits. The number of shares used in the calculation of diluted earnings per share was 26,617,000 in 1998 and 26,730,000 in 1997.

Subsequent Events and Commitments
---------------------------------

     Acquisition and Commitment to Construct New Plant - In late October, Acme entered into an agreement to purchase Texas Clay Industries, a brick manufacturer near Dallas. This acquisition will add approximately 7% to Acme's brick production capacity. The transaction is anticipated to be completed by year-end. Acme also committed to construct a new plant beginning in 1999.
Total commitments for these two projects are approximately $32.5 million.
   Footwear Computer System - The Company's Footwear division activated its new computer systems for order entry, purchasing, manufacturing, accounting, and warehousing at the beginning of October. A portion of the warehouse systems that controls barcode scanning devices and certain other warehouse related functions have not performed as expected. The other portions of the new computer systems are performing fairly well. Problems in the warehousing systems have caused a significant slow-down in shipping during October. The vendors responsible for these systems and company employees are diligently working on the problems. In addition, Footwear's management is continuing to review contingency plans and implement workarounds to ensure customers are provided product as quickly as possible. While management believes that the problems with the system will be corrected and normal operations will resume, it is unlikely that the company will make up the entire shipment shortfall by quarter-end. The cost of remediation cannot be reasonably determined at this time and depends, in part, on how long it takes to implement corrective actions. In addition, the impact on revenues and earnings for the fourth quarter are difficult to project at this time but could be significant.

                                     Page 6
===============================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the third quarter of 1998 were $117 million versus $114.2 million for the same quarter in 1997, an increase of 2.5%. Consolidated net sales for the first nine months of 1998 were $339.9 million compared to $322.6 million for the nine months ended September 30, 1997, an increase of 5.3%.

          Building Materials Segment Sales - Sales in the Building Materials segment for 1998's third quarter increased 7.0% to $77.6 million compared to the same quarter of 1997. For the nine months ended September 30, 1998, net sales increased 9% to $218.9 million compared to the same period in 1997. Sales for Acme Brick Company ("Acme") grew approximately 8.8% in the third quarter and 10.1% for the nine-month period of 1998, compared to the same periods a year ago. Acme's revenue increases are due to increased unit brick sales as well as higher selling prices. With record quarterly sales and orders, Acme is on pace to achieve record net sales for the year. A strong residential housing market has provided the impetus for Acme's performance. In late October, Acme entered into an agreement to purchase Texas Clay Industries (Texas Clay), a brick manufacturer near Dallas. This acquisition will add approximately 7% to Acme's brick production capacity and further improve its strong position in the region. The transaction is anticipated to be completed by year-end. Plans are also in process to build additional production capacity in order to position Acme for further growth.

          Sales at Acme's subsidiary, American Tile Supply Company, were approximately 2% and 1% behind last year's third quarter and first nine months, respectively. Intense competition in its market areas has dampened revenue. However, American Tile is continuing to expand in its larger markets, opening two new distribution centers during the third quarter. The new Dallas area location primarily sells marble and granite slabs, while the other new facility in north Houston distributes a full line of ceramic and marble tile. Featherlite Building Products Corporation's sales for the third quarter were down 2.8% and year-to-date were up about 4.4%. The down quarter is attributable primarily to less construction activity in Featherlite's El Paso market.

          Footwear Segment Sales - Total Footwear sales for the quarter ended September 30, 1998, were down 5.4% to $39.3 million from 1997's third quarter of $41.6 million. For the nine-month period ended September 30, 1998, revenues were only slightly behind the same period a year ago. Contributions from the Footwear segment fell short of expectation due to continued softness in western footwear and apparel. Much of the net sales decline in the western boot business was offset by growth in non-western products, particularly the Justin Original Workboot, which continues to increase in popularity. While total unit shipments of footwear products in 1998's third quarter actually exceeded the 1997 period, the average selling price declined due to the reduction in sales of western boots.

          Footwear prospects are not expected to improve during the remainder of 1998, as the western boot industry remains weak. In addition, the Company's Footwear division activated its new computer systems for order entry, purchasing, manufacturing, accounting, and warehousing at the beginning of October. A portion of the warehouse systems that controls barcode scanning devices and certain other warehouse related functions have not performed as expected. The other portions of the new computer systems are performing fairly well. Problems in the warehousing systems have caused a significant slow-down in shipping during October. The vendors responsible for these systems and company employees are diligently working on the problems.
     In addition, Footwear's management is continuing to review contingency plans and implement workarounds to ensure customers are provided product as quickly as possible. While management believes that the problems with the system will be corrected and normal operations will resume, it is unlikely that the company will make up the entire shipment shortfall by quarter-end. The cost of remediation cannot be reasonably determined at this time and depends, in part, on how long it takes to implement corrective actions. In addition, the impact on revenues and earnings for the fourth quarter are difficult to project at this time but could be significant.

                                     Page 7
===============================================================================
     Costs and Expenses - The consolidated gross profit margin decreased in the third quarter of 1998 to 36.9% compared to 37.1% in the same quarter of 1997. For the nine-month periods ended September 30, 1998 and 1997, the gross profit margins improved slightly from 36.4% in 1997 to 36.5% in 1998.

     Building Materials' gross margins improved from 41.7% in 1997's third quarter to 42.2% in the third quarter of 1998. During the first nine months of 1998, the ratio for Building Materials improved to 41% from 40.8% for the same period in 1997. Gains in 1998 are attributable to Acme as brick gross profit margins improved during the quarter and first nine months due to volume and selling price. Gross profit margins in the Footwear business were 26.5% for the third quarter and 28.4% for the first nine months of 1998, versus 29% for the third quarter and 29.2% the first nine months of 1997. Margins for the third quarter continued to be adversely affected by higher production costs in the El Paso production facility. Some of these costs relate to the movement of certain production into this facility in order to improve overhead costs per unit. Footwear management is initiating various measures over the next several months to lower production costs and improve efficiencies.

     Selling, general and administrative expenses were reduced to 25.8% of sales in the third quarter of 1998 compared to 26.9% in the third quarter of 1997.
For the first nine months of 1998, such expenses were 26.6% of sales compared to 27.4% during the first nine months of 1997. Higher sales volumes at Acme and cost-cutting measures at Footwear accounted for the majority of the improvements.

     Interest expense increased 7.5% in 1998's third quarter to $485,000 from $451,000 in the same three month period of 1997. During the nine months ended September 30, 1998, compared to the same period in 1997, interest expense increased $67,000, or 5.1%. These increases are primarily attributable to higher debt levels due to expenditures for new facilities and computer systems in 1998.

     Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the third quarter and for the first nine months of 1998 and 1997, which is the current estimated effective rate for the full year.

FINANCIAL CONDITION AND LIQUIDITY

   At September 30, 1998, working capital amounted to $174 million versus $166.4 million at December 31, 1997. Cash increased from $5.1 million at year-end 1997 to $6.8 million at the end of 1998's third quarter. During the first nine months of 1998, net cash of $29.3 million was provided from operations. In addition, the company's debt levels increased by $5 million during the 1998 nine-month period. Uses of cash during the nine-month period include the purchase of 154,900 shares of treasury stock at a cost of $2.1 million, purchase of $18.1 million of capital additions, capitalized costs of about $7 million related to implementation of new computer systems, and payment of $4 million in cash dividends to shareholders.

   Total interest-bearing debt increased to $36.8 million from $31.8 million at year-end 1997. The ratio of long-term debt-to-equity was .10 to 1 at September 30, 1998 and 1997. Borrowings may increase during the next quarter due to capital additions, seasonal increases in Footwear receivables, and higher inventory levels at Footwear. In addition, during September and October of 1998, Acme committed to purchase Texas Clay in late 1998 and construct another brick plant beginning in 1999. Firm commitments related to these two projects amount to approximately $32.5 million. At September 30, 1998, unused credit facilities were more than $63 million, an amount well above the company's estimated requirements.
                                     Page 8
===============================================================================
   Cash dividends declared in the third quarter of 1998 and 1997 amounted to $.05 a share. During the nine month period ending September 30, 1998, dividends were declared amounting to $.15 a share and for the same period ending September 30, 1997, dividends amounted to $.13 a share.


GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of normal business activities.

   Based on various assessments during the past two years, the Company determined that only minor modifications or replacement of portions of its IT software systems and non-IT systems, such as those used in production, would be necessary in order to properly utilize dates beyond December 31, 1999. Many of these changes have already been made. Although the Company anticipates all remaining modifications or replacements will be completed early in 1999, if such modifications and replacements were not made, or were not completed timely, management believes the Year 2000 Issue would still not have a material impact on the operations of the Company. It is estimated that the Company has spent less than $300,000 over the past year in modifications or replacements in order to become compliant. Remaining costs are expected to be insignificant.

   The Company is still in the assessment phase in determining Year 2000 compliance of significant customers, vendors, and suppliers (external agents). The Company expects to complete this assessment early in the first quarter of 1999. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially affect the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

SAFE HARBOR PROVISIONS

   In accordance with the safe harbor provisions of the securities law regarding forward-looking statements, except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties. Justin's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences could include, but are not limited to, changes in demand, prices, and raw materials costs; changes in the economic conditions of the various markets the Company serves; and changes in the amount and severity of inclement weather; as well as the other risks detailed herein and in the Company's reports filed with the Securities and Exchange Commission.

                                     Page 9
===============================================================================
                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

   The company is not presently involved in any lawsuits seeking damages relating to the normal conduct of its business that if adversely determined would have a material effect on the consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The information required by this item was provided in the company's Form 10-Q for the quarter ended June 30, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Amendment No. 2 to Employment Agreement, dated as of December 14, 1994, between Registrant and John S. Justin, Jr.

          27   Financial Data Schedule for the period ended September 30, 1998.


     (b)  Reports on Form 8-K

          None.

                                    Page 10
===============================================================================
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.



/S/ RICHARD J. SAVITZ
Richard J. Savitz
Vice President-Finance/
Chief Financial Officer





Dated this 13th day of November 1998.

                                    Page 11
===============================================================================