Form 10-K405
period 1998-12-31
JUSTIN INDUSTRIES INC
filed 1999-03-26
CIK 54182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                          Commission file number 0-3041

                             JUSTIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Texas                                      75-0102185
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

2821 West 7th Street, Fort Worth, Texas                  76107
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (817) 336-5125

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
     Title of each class                         which registered
     -------------------                        -----------------
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

                             Yes [x]      No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                       $334,263,392 as of March 22, 1999

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 25,467,687 Common Shares as of March 22, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

  Parts I, II, and IV incorporate certain information by reference from the Annual Report to Shareholders for the year ended December 31, 1998. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1999.

===============================================================================

                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----
                                     PART I

Item 1.   Business                                                 2

Item 2.   Properties                                               5

Item 3.   Legal Proceedings                                        5

Item 4.   Submission of Matters to a Vote of Security Holders      6

                                     PART II

Item 5.   Market for Registrant's Common Stock and
          Related Stockholder Matters                              7

Item 6.   Selected Financial Data                                  7

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            7

Item 7a.  Qualitative and Quantitative Disclosures About
          Market Risk                                              7

Item 8.   Financial Statements and Supplementary Data              7

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                      7

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant       8

Item 11.  Executive Compensation                                   8

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                           8

Item 13.  Certain Relationships and Related Transactions           8

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                              9

Signatures

                                    (Page 1)
===============================================================================

                                     PART I

Item 1.   Business

  Justin Industries, Inc. and its subsidiaries are herein collectively referred to as the "Company", unless the context indicates otherwise. The Company, where specifically indicated, has incorporated by reference certain information contained in its 1998 Annual Report to Shareholders. Other references made to that report are for information purposes only and the information in the Annual Report to Shareholders is not deemed incorporated in this Form 10-K.

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

  Justin's continuing operations are in two principal business areas: (i) manufacture and sale of building materials, which includes the operations of Acme, American Tile, Featherlite Building Products Corporation, and Tradewinds Technologies, Inc., which was sold effective December 31, 1998, and (ii) manufacture, purchase, and sale of footwear products, which includes the operations of Justin Boot, Nocona, Tony Lama and Chippewa.

  On January 5, 1999, Acme acquired the assets of Texas Clay Industries, a division of Temtex Industries, Inc. for a total purchase price of approximately
$13.3 million.   The assets acquired consist primarily of accounts receivable and land, buildings and equipment related to one brick plant and associated clay reserves in Texas. Sales generated by this plant in 1998 approximated $11.7 million. The acquisition will be accounted for as a purchase in 1999.

Financial Information about Reportable Segments

  Financial information about reportable segments of the company is included in
Note 9, page 29, of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders. Such information is hereby incorporated by reference.

Narrative Description of Business

  The following information is presented in addition to the information included in the Report on Operations contained on pages 4 through 14 of the company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

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

  In the states of Texas, Louisiana, Arkansas, Oklahoma, New Mexico, Kansas, Tennessee, and Missouri, Acme, American Tile, and Featherlite market their building materials through approximately 500 full-time company sales employees serving architects, contractors, home builders, and others in the construction market. These direct sales comprise the majority of the company's building materials sales. In the other states, sales are made principally through independent distributors and dealers. The majority of the building materials manufactured by the company are utilized within a 250 mile radius of the plant where they are produced.

                                    (Page 2)
===============================================================================

  Manufacture, Purchase, and Sale of Footwear Products

  Footwear operations include the design, manufacture or purchase, and distribution of men's, women's, and children's western style, safety, work and sports boots and shoes, primarily for sale in the United States under the primary trade names of "Justin(R)", "Nocona(R)", "Tony Lama(R)", "Chippewa(R)", and "Sport Lace-R(R)".

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

  The company's footwear products are marketed by company salesmen and independent sales representatives who are compensated on a commission basis. Sales are made throughout the United States to a network of approximately 6,500 authorized retail outlets and dealers such as western goods stores, department stores, chain stores, and mail order houses. Footwear products are sold in the general price range of other medium to high quality lines and are manufactured or purchased using a wide range of leathers.

  Other

  The company, through Northland Publishing Company ("Northland"), is also in the publishing business. Northland's primary activity is publishing books about the history and art of the West. Many of these books have won awards for fine design, printing, and binding in major book competitions including the Western Heritage Awards at the National Cowboy Hall of Fame. Northland's books are marketed by company personnel and sales representatives throughout the United States.

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

  The company consumes large quantities of natural gas and other combustible fuels in the drying and firing of its clay products. In periods of severe cold weather and occasionally at other times, the company's natural gas supplies have been limited by its suppliers at certain locations. However, the company believes it will be able to obtain an adequate supply of energy in the future to meet its requirements.

  The primary raw material used in the footwear product line is finished leather. Finished leather, which is readily available, is purchased from various tanneries in the United States and from tanneries in foreign countries through their representatives in the United States. Inventories are maintained to meet production requirements. Other raw materials incidental to the production of these products such as thread, tacks, staples, buckles, and clasps appear to be readily available for the foreseeable future from numerous domestic suppliers.

Patents and Trademarks

  Many of the company's products and processes are patented. In addition, most of the company's products are marketed under registered trademarks.

                                    (Page 3)
===============================================================================

Seasonal Nature of Business

  Demand for building materials is seasonal, with sales during periods of warm weather representing a higher than average proportion of total yearly sales, while sales of footwear products are generally highest in the fourth quarter.

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

Backlog of Orders at End of Fiscal Year

  An analysis of backlog orders is presented on page 19 of the company's 1998 Annual Report to Shareholders, which is incorporated herein by reference. In accordance with industry practice, unfilled orders for clay brick and footwear products are generally cancelable by customers at any time and for this reason may not be considered firm backlog in the traditional sense. Substantially all unfilled orders are expected to be filled within one year.

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

  The company's western style boots and other footwear products compete with approximately 20 other major manufacturers and distributors of high quality merchandise, and many more manufacturers and distributors of lesser quality footwear.

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

                                    (Page 4)
===============================================================================

Employees

  The company had 4,066 employees in its operations as of December 31, 1998.

  The number of employees by job position at December 31, 1998, was as follows:

                             Building
                             Materials    Footwear     Parent      Total
                             ---------   ---------   ---------   ---------
   Production                   1,429       1,177                   2,606
   Sales                          496         231                     727
   Administrative,
   Engineering, Clerical,
       and Other                  525         182          26         733
                             ---------   ---------   ---------   ---------
                                2,450       1,590          26       4,066
                             =========   =========   =========   =========

Foreign Operations

  Footwear products are marketed in foreign countries, primarily Canada, Western Europe, and Japan. Foreign operations are not material to consolidated operations.

Item 2.   Properties

  Information concerning the company's principal production facilities is as follows:

  The company's current annual brick manufacturing capacity is approximately 900 million brick. This amount includes capacity of approximately 60 million brick added upon the acquisition of Texas Clay in early 1999. The company's 18 operating brick plants are located on approximately 8,850 acres of land, which includes associated clay mining operations. The plants have individual production capacities ranging from 14.5 million to 128 million brick each year.

  The company's tile distribution centers operate out of 16 leased facilities, consisting of approximately 350,000 square feet of showroom, office and warehouse space, and four owned showroom/warehouse facilities containing 85,000 square feet.

  The company's concrete operations include 7 concrete block plants operated by Featherlite and one plant operated by Acme on tracts of land ranging from 5 acres to 24 acres. In addition, Featherlite operates a limestone mill on a 36 acre tract of land and owns 62 acres of volcanic cinder mines and leases mining rights on 2,100 acres of land for quarrying architectural limestone.

  The footwear manufacturing facilities consist of 7 plants, two of which are currently not operating, and related warehouses containing approximately 798,000 square feet, located on land owned by the company. These plants have a designed capacity to produce in excess of 3 million pair of footwear annually.

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

                                    (Page 5)
===============================================================================

Item 4.   Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the company's security holders during the last quarter of its fiscal year ended December 31, 1998.

Executive Officers of Registrant

  Certain information regarding the executive officers is as follows:

                                  Employed    Date First
                                 by Company  Appointed an
Name                       Age       In        Officer            Title
------------------------ ------- ---------- --------------  -----------------
John Justin (1)             82      1936    December 1969   Chairman of the
                                                             Board and Chief
                                                             Executive Officer

J. T. Dickenson             69      1974    September 1983  President and
                                                             Chief Operating
                                                             Officer

Richard J. Savitz           52      1979    March 1982      Vice President-
                                                             Finance, Treasurer
                                                             and Secretary

Edward L. Stout, Jr. (2)    73      1949    March 1974      Vice President-
                                                             Brick Operations

Judy B. Hunter              40      1990    October 1990    Vice President-
                                                             Controller,
                                                             Assistant Treasurer


  (1) - Subsequent to December 31, 1998, Mr. Justin announced that he would retire from the Company during 1999.
  (2) - Subsequent to December 31, 1998, Mr. Stout announced that he would retire from the Company during 1999.


  There are no family relationships among any of the above officers and there are no known arrangements or understandings between any executive officer and any other person pursuant to which any of the above named persons was selected as an officer.

                                    (Page 6)
===============================================================================

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

  Incorporated by reference from the 1998 Annual Report to Shareholders, page
34.

  As of February 28, 1999, there were 1,614 common shareholders of record. In addition, approximately 2,300 shareholders are participants in the Justin Industries, Inc. Employee Stock Ownership Plan.

  Dividends declared for the most recent two fiscal years are as follows:

              Quarter Ended       Cash Dividend Declared
              -------------       ----------------------

                 3/31/97                   $.04
                 6/30/97                   $.04
                 9/30/97                   $.05
                12/31/97                   $.05
                 3/31/98                   $.05
                 6/30/98                   $.05
                 9/30/98                   $.05
                12/31/98                   $.05

Item 6.   Selected Financial Data

  Incorporated by reference from the 1998 Annual Report to Shareholders, pages 32 and 33.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Incorporated by reference from the 1998 Annual Report to Shareholders, pages 16 through 19.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

  The company's market risks are immaterial.

Item 8.   Financial Statements and Supplementary Data

  The consolidated balance sheets of the company at December 31, 1998 and 1997 and the consolidated statements of income, shareholders' equity, and cash flows for the years 1998, 1997, and 1996 and the report of independent auditors thereon, and the company's unaudited quarterly financial data for the two-year period ended December 31, 1998 are incorporated by reference from the 1998 Annual Report to Shareholders, pages 21 through 31 and page 34.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    (Page 7)
===============================================================================

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

  Incorporated herein by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 16, 1999 ("Proxy Statement"), pages 2 through 5.

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

                                    (Page 8)
===============================================================================

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  1. Financial Statements
          --------------------
                                                        Reference
                                                -----------------------------
                                                               Annual Report
                                                              to Shareholders
                                               Form 10-K           (page)
                                               ---------       --------------

Data incorporated by reference from
  attached Annual Report to Shareholders
  of Justin Industries, Inc.:

  Report of independent auditors                                      31

  Consolidated balance sheet at
    December 31, 1998 and 1997                                        21

  For the years ended December 31, 1998,
    1997, and 1996:
      Consolidated statement of income                                22
      Consolidated statement of shareholders'
        equity                                                        22
      Consolidated statement of cash flows                            23

  Notes to consolidated financial statements                         24-30

     2.   Financial Statement Schedules
          -----------------------------

Report of Independent Auditors and Consent
  of Independent Auditors                         S-1

Schedules for years ended
  December 31, 1998, 1997, and 1996:

    II - Valuation and qualifying accounts        S-2

  All other schedules and compliance information have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and the notes thereto.

                                    (Page 9)
===============================================================================

     3.   Exhibits
          --------

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

  10.2  Registrant's 1984 Incentive Stock Option Plan*

  10.3 Registrant's Justin Industries, Inc. 1996 Non-Employee Director Stock Option Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held on April 11, 1996)

  10.4 Registrant's 1992 Stock Option Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held on April 3, 1992)

  10.5 Registrant's 1999 Performance Incentive Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 16, 1999)

  10.6  Registrant's Deferred Compensation Plan*

  10.7  Form of Registrant's Special Executive Benefit Program*

  10.8 Registrant's Supplemental Executive Retirement Plan of 1992 (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

  10.9 Registrant's Employee Stock Ownership Plan, as restated January 1, 1989 (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

  10.10 First Amendment to the Registrant's Restated Employee Stock Ownership Plan, effective July 1, 1995 (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

  10.11 Second Amendment to the Registrant's Restated Employee Stock
        Ownership Plan, effective August 1, 1995 (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

  10.12 Employment Agreement dated as of December 14, 1995 between Registrant and John S. Justin, Jr. (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

  10.13 Amendment No. 1 to Employment Agreement dated as of December 14, 1995 between Registrant and John S. Justin, Jr. (incorporated by reference to Registrant's 1997 Annual Report on Form 10-K)

  10.14 Amendment No. 2 to Employment Agreement dated as of December 14, 1995 between Registrant and John S. Justin, Jr. (incorporated by reference to Registrant's 1998 3rd Quarter Report on Form 10-Q)

                                    (Page 10)
===============================================================================

Exhibit
  No.                              Description
-------                            -----------

  10.15 Revolving Loan Agreement between Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank) as Administrative Lender and the several banks listed on the signature pages thereof, as amended in the First and Second Amendments through June 9, 1990*

  10.16 Third Amendment to the Revolving Loan Agreement dated as of December
        3, 1990 among Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank--Fort Worth, N.A. (incorporated by reference to Registrant's Current Report on Form 8-K dated December 3, 1990)

  10.17 Fourth Amendment to the Revolving Loan Agreement dated as of
        December 31, 1991 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1991 Annual Report on Form 10-K)

  10.18 Fifth Amendment to the Revolving Loan Agreement dated as of May 1,
        1992 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

  10.19 Sixth Amendment to the Revolving Loan Agreement dated as of December
        31, 1993 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1993 Annual Report on Form 10-K)

  10.20 Seventh Amendment to the Revolving Loan Agreement dated as of July 24, 1995 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., The Bank of New York, and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1995 Annual Report on Form 10-K)

  13    Annual report to shareholders for the year ended December 31, 1998

  21    Subsidiaries of the Registrant

  23 Report of Independent Auditors and Consent of Independent Auditors (included herein at page S-1)

  27.1  Financial Data Schedule for the period ended December 31, 1998

* Incorporated by reference to Registrant's Amendment No. 1 on Form 8 to Annual Report on Form 10-K dated August 23, 1990.

    (b)  Reports on Form 8-K

    None.

                                    (Page 11)
===============================================================================

SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUSTIN INDUSTRIES, INC.
-----------------------
    (Registrant)

By: /S/ JOHN JUSTIN
   -------------------------
    John Justin
    Chairman of the Board and Chief Executive Officer
    March 26, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/S/ JOHN JUSTIN                       /S/ ROBERT E. GLAZE
-------------------------             ------------------------
John Justin                           Robert E. Glaze
Chairman of the Board and             Director, March 26, 1999
Chief Executive Officer
March 26, 1999


/S/ J. T. DICKENSON                   /S/ DEE J. KELLY
-------------------------            -------------------------
J. T. Dickenson                       Dee J. Kelly
Director, President and Chief         Director, March 26, 1999
Operating Officer
March 26, 1999


/S/ RICHARD J. SAVITZ                 /S/ JOSEPH R. MUSOLINO
-------------------------             ------------------------
Richard J. Savitz                     Joseph R. Musolino
Vice President-Finance,               Director, March 26, 1999
Principal Finance and
Accounting Officer
March 26, 1999


/S/ MARVIN GEARHART                   /S/ JOHN V. ROACH
-------------------------             ------------------------
Marvin Gearhart                       John V. Roach
Director, March 26, 1999              Director, March 26, 1999


/S/ WILLIAM E. TUCKER
-------------------------
William E. Tucker
Director, March 26, 1999





                                    (Page 12)
===============================================================================

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Justin Industries, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 4, 1999, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of the Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /S/ ERNST & YOUNG LLP



Fort Worth, Texas
February 4, 1999




                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Justin Industries, Inc. of our report dated February 4, 1999, included in the 1998 Annual Report to Shareholders of Justin Industries, Inc.

We also consent to the incorporation by reference in the a) Registration Statement (Form S-8 No. 33-11915) pertaining to the Justin Industries, Inc. 1981 Stock Option Plan and the Justin Industries, Inc. 1984 Incentive Stock Option Plan and in the related Prospectus; b) Registration Statement (Form S-8 No. 33-52783) pertaining to the Justin Industries, Inc. Employee Stock Ownership Plan and in the related Prospectus; c) Registration Statement (Form S-8 No. 33-61776) pertaining to the Justin Industries, Inc. 1992 Stock Option Plan and in the related Prospectus, and d) Registration Statement (Form S-8 No. 333-51823) pertaining to the Justin Industries, Inc. 1996 Non-Employee Director Stock Option Plan of our reports dated February 4, 1999, with respect to the consolidated financial statements and schedule of Justin Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1998.



                                             /S/ ERNST & YOUNG LLP



Fort Worth, Texas
March 24, 1999

                                   (Page S-1)
===============================================================================

                             JUSTIN INDUSTRIES, INC.
                                  CONSOLIDATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          Years Ended December 31, 1998
                            (in thousands of dollars)


                        Balance at    Additions                Balance at
                        Beginning    Charged to   Deductions     End of
                         of Year       Income        (1)        Year (2)
                        ----------   ----------   ----------   ----------
Reserve Deducted from
  Related Assets:

1996
  Doubtful Accounts      $ 3,340      $ 2,707      $ 2,978      $ 3,069

1997
  Doubtful Accounts      $ 3,069      $ 1,624      $ 1,596      $ 3,097

1998
  Doubtful Accounts      $ 3,097      $ 1,349      $   912      $ 3,534



(1)  Accounts written off, less recoveries.

(2) The reserve for doubtful accounts is deducted from accounts receivable in the financial statements.

                                   (Page S-2)
===============================================================================