Form 10-Q
period 1999-03-31
JUSTIN INDUSTRIES INC
filed 1999-05-14
CIK 54182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


Commission file number 0-3041


                             JUSTIN INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

             Texas                                       75-0102185
--------------------------------                    -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                              2821 West 7th Street
                              Fort Worth, TX 76107
                              ---------------------
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (817) 336-5125
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   XX      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,440,487 shares of the Company's Common Stock ($2.50 par value) were outstanding as of April 30, 1999.

===============================================================================

                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                   Page No.
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:
           Consolidated Balance Sheet
              March 31, 1999 and December 31, 1998                     3
           Consolidated Statement of Income
              Three Months Ended March 31, 1999 and 1998               4
           Consolidated Statement of Shareholders' Equity
              Three Months Ended March 31, 1999 and 1998               4
           Consolidated Statement of Cash Flows
              Three Months Ended March 31, 1999 and 1998               5
           Notes to Consolidated Financial Statements                  6

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                          12

  Item 4.  Submission of Matters to a Vote of Security Holders        12

  Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURE                                                             13







All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                        2
===============================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars
                                                                March 31,     December 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                              (Unaudited)
ASSETS
------
Current assets:
  Cash                                                          $   2,686       $   5,100
  Accounts receivable, less allowance for doubtful
    accounts of $3,556 and $3,534, respectively                    76,098          80,155
  Inventories:
    Finished goods                                                102,678         106,706
    Work-in-process                                                 4,330           4,663
    Raw materials                                                  30,225          25,206
                                                              ------------    ------------
      Total inventories                                           137,233         136,575
  Income taxes                                                      3,944           7,093
  Prepaid expenses                                                  2,343           2,472
                                                              ------------    ------------
        Total current assets                                      222,304         231,395
Other assets, at cost                                              39,505          40,766
Assets held for sale                                                2,809           2,809
Property, plant, and equipment, at cost:
  Land                                                             20,704          20,704
  Buildings and equipment                                         288,354         277,134
  Construction-in-progress                                         17,380          10,913
                                                              ------------    ------------
                                                                  326,438         308,751
  Less accumulated depreciation                                   189,083         186,829
                                                              ------------    ------------
    Net property, plant, and equipment                            137,355         121,922
                                                              ------------    ------------
                                                                $ 401,973       $ 396,892
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable                                        $  15,754      $   18,925
  Other accrued items                                              35,077          36,575
                                                              ------------    ------------
    Total current liabilities                                      50,831          55,500
Long-term debt, less current portion                               45,750          30,750
Deferred income taxes                                              18,074          18,074
Shareholders' equity:
  Voting preferred stock, $2.50 par value; 1,000,000
    shares authorized - Series Two convertible, 100
    shares issued and outstanding                                       -               -
  Common stock, $2.50 par value; 100,000,000 shares
    authorized, 27,869,888 shares issued                           69,674          69,674
  Capital in excess of par value                                   15,673          15,685
  Retained earnings                                               228,303         223,915
  Treasury stock, at cost, 2,452,201 and 1,565,736
    shares, respectively                                          (26,332)        (16,706)
                                                              ------------    ------------
      Total shareholders' equity                                  287,318         292,568
                                                              ------------    ------------
                                                                $ 401,973       $ 396,892
                                                              ============    ============

       See notes to consolidated financial statements.

                                        3
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                                                              Three Months Ended
                                                                   March 31,
                                                        ------------------------------
                                                            1999              1998
                                                        ------------      ------------
                                                        (Unaudited)
Net sales:
  Building materials                                      $  77,892         $  63,915
  Footwear                                                   35,135            39,865
                                                        ------------      ------------
                                                            113,027           103,780
Costs and expenses:
  Cost of goods sold                                         70,394            67,183
  Selling, general, and administrative expenses              33,251            29,194
  Interest expense                                              471               387
                                                        ------------      ------------
                                                            104,116            96,764
                                                        ------------      ------------
Income before income taxes                                    8,911             7,016
Provision for income taxes                                    3,253             2,561
                                                        ------------      ------------
Net income                                                $   5,658         $   4,455
                                                        ============      ============

Earnings per share:
  Basic                                                   $     .22         $     .17
                                                        ============      ============
  Diluted                                                 $     .22         $     .17
                                                        ============      ============

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 1999 and 1998
In Thousands of Dollars (Except Share and Per Share Data)

                                                               Capital In
                                  Preferred       Common       Excess of       Retained        Treasury
                                    Stock         Stock        Par Value       Earnings          Stock
------------------------         ----------     ----------     ----------     ----------      ----------
      (Unaudited)
Balance January 1, 1999           $      -       $ 69,674       $ 15,685       $223,915        $(16,706)
Net income                               -              -              -          5,658               -
Purchase of 887,800 shares of
  stock for treasury                     -              -              -              -          (9,636)
Exercise of stock options                -              -            (12)             -              10
Cash dividends declared
  ($.05 per share)                       -              -              -         (1,270)              -
                                 ----------     ----------     ----------     ----------      ----------
Balance March 31, 1999            $      -       $ 69,674       $ 15,673       $228,303        $(26,332)
                                 ==========     ==========     ==========     ==========      ==========

Balance January 1, 1998           $      -       $ 69,674       $ 16,040       $202,645        $(15,379)
Net income                               -              -              -          4,455               -
Exercise of stock options                -              -             (6)             -               5
Cash dividends declared
  ($.05 per share)                       -              -              -        (1,319)               -
                                 ----------     ----------     ----------     ----------      ----------
Balance March 31, 1998            $      -       $ 69,674       $ 16,034       $205,781        $(15,374)
                                 ==========     ==========     ==========     ==========      ==========

                  See notes to consolidated financial statements.

                                        4
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                                      Three Months Ended
                                                                           March 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------
                                                                 (Unaudited)
Cash flows from operating activities:
  Net income                                                       $   5,658        $   4,455
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                     4,348            4,349
      Amortization                                                       555              123
      Provision for losses on accounts receivable                        424              418
      Gain on sale of property, plant, and equipment                    (127)             (27)
      Changes in assets and liabilities:
        Decrease in accounts receivable                                4,877            3,715
        (Increase)decrease in inventories                                293           (7,895)
        Decrease in other current assets                               3,278            3,646
        Decrease in accounts payable
          and accrued expenses                                        (5,318)          (4,222)
                                                                 ------------     ------------
          Net cash provided from operating activities                 13,988            4,563

Cash flows from investing activities:
  Proceeds from the sale of property, plant,
    and equipment                                                        130               57
  Capital expenditures                                                (9,215)          (3,989)
  (Increase) decrease in other long-term assets                          708           (1,038)
  Acquisition of Texas Clay, net of cash acquired                    (12,070)               -
                                                                 ------------     ------------
          Net cash used in investing activities                      (20,447)          (4,970)

Cash flows from financing activities:
  Borrowings                                                          21,000            6,000
  Repayment of borrowings                                             (6,000)          (3,000)
  Dividends paid                                                      (1,317)          (1,319)
  Purchase of treasury stock                                          (9,636)               -
  Exercise of stock options                                               (2)              (1)
                                                                 ------------     ------------
          Net cash provided from financing activities                  4,045            1,680
                                                                 ------------     ------------
Net increase (decrease) in cash                                       (2,414)           1,273
Cash at beginning of period                                            5,100            5,113
                                                                 ------------     ------------
Cash at end of period                                              $   2,686        $   6,386
                                                                 ============     ============

       See notes to consolidated financial statements.

                                        5
===============================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999


Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

   A summary of the company's significant accounting policies is presented on page 24 of its 1998 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the company during 1999.

   In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, cash flows, and shareholders' equity of Justin Industries, Inc. for interim periods.

Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of March 31, 1999, the company was in compliance with all such requirements and restrictions.

Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share: (in thousands, except per share data1)


                                                Three Months Ended
                                                     March 31
                                              ----------------------
                                                 1999        1998
                                              ----------  ----------
Numerator for basic and diluted
  earnings per share                          $   5,658   $   4,455
                                              ==========  ==========
Denominator for basic earnings per share--
  weighted average shares                        25,753      26,384
Effect of dilutive securities:
  Employee stock options                            185         263
  Convertible preferred stock                         3           3
                                              ----------  ----------
Dilutive potential common shares                    188         266
                                              ----------  ----------
Denominator for diluted earnings per share--
  adjusted weighted average shares
  and assumed conversions                        25,941      26,650
                                              ==========  ==========
Basic earnings per share                      $     .22   $     .17
                                              ==========  ==========
Diluted earnings per share                    $     .22   $     .17
                                              ==========  ==========

                                        6
===============================================================================

Segment Disclosures

The following information is presented as required by Statement No. 131: (in thousands of dollars)


       Three Months Ended                   Building
         March 31, 1999                     Materials    Footwear    All Other      Total
--------------------------------------------------------------------------------------------
Net sales                                   $ 77,892     $ 35,135    $      -     $113,027
Operating profit (loss)                       13,757       (2,725)     (1,650)       9,382
Depreciation and amortization expense          3,652        1,187          64        4,903
Identifiable assets                          215,867      154,444      31,662      401,973
Expenditures for long-lived assets             8,473          591         151        9,215
Expenditure for acquisition of Texas Clay     12,070            -           -       12,070
--------------------------------------------------------------------------------------------
       Three Months Ended
         March 31, 1998
--------------------------------------
Net sales (1)                               $ 62,378     $ 39,865    $  1,537     $103,780
Operating profit (loss)                        7,600          596        (793)       7,403
Depreciation and amortization expense          3,318        1,020         134        4,472
Identifiable assets                          182,691      152,625      42,665      377,981
Expenditures for long-lived assets             2,563        1,416          10        3,989
--------------------------------------------------------------------------------------------

                                                  Three Months Ended
                                                       March 31
                                                ----------------------
Reconciliation                                     1999        1998
                                                ----------  ----------
  Total operating profit above                   $  9,382    $  7,403
  Interest expense                                    471         387
                                                ----------  ----------
  Consoldiated income before income taxes        $  8,911    $  7,016
                                                ==========  ==========

(1) Net sales from reportable segments below the quantitative thresholds are attributable to the Company's evaporative cooler business. This segment has never met the quantitative thresholds for determining reportable segments. This business was sold effective December 31, 1998.

Acquisitions and Disposition

   Effective December 31, 1998, the Company sold its evaporative cooler business, Tradewinds Technologies, Inc., for cash of approximately $3.2 million. The effects of the sale and the operations of Tradewinds, which are included in All Other in the reportable segments disclosures, are immaterial to consolidated operations.

   Effective July 1, 1998, the Company's subsidiary, Acme Brick Company, purchased Witt Brick for a total purchase price of approximately $2,400,000. Assets acquired primarily included accounts receivable and inventory. Witt Brick is a brick distributor in Temple, Texas. Operations of the business, which are immaterial to consolidated operations, are included in the Consolidated Statement of Income from date of acquisition.

   In early January 1999, Acme Brick Company acquired the assets of Texas Clay Industries, a division of Temtex Industries, Inc. The total purchase price of approximately $13.3 million was paid $12.3 million in cash plus assumption of approximately $1 million in liabilities. The assets acquired consisted of approximately $1.2 million in accounts receivable, $1 million in inventory and supplies, and $11.1 million in land, buildings and equipment related to one brick plant and associated clay reserves in Malakoff, Texas, approximately 70 miles southeast of the Fort Worth/Dallas metroplex area. Sales generated by this plant in 1998 approximated $11.7 million, which are considered immaterial to consolidated operations. The acquisition has been accounted for as a purchase in 1999, and as such, the results of operations of the plant, which are immaterial to consolidated operations, are included with that of the Company from the date of closing, January 5, 1999.

                                        7
===============================================================================

Commitments and Contingencies

   Commitment to Construct New Brick Plant - Acme is currently constructing a new brick plant in South Texas. At March 31, 1999, the remaining commitment for this capital project was approximately $18 million.

   Footwear Computer System - As previously reported in the Company's 1998 third quarter Form 10-Q and in the Company's 1998 Annual Report to Shareholders, the Footwear division has had significant difficulties with new computer systems activated at the beginning of October, 1998. A portion of the warehouse systems that controls barcode scanning devices and certain other warehouse related functions have not performed as expected. Problems in the warehousing systems and shipping systems caused a significant slow-down in shipping during the last quarter of 1998, and a less severe, but noticeable slow-down in shipping during the first quarter of 1999. The vendors responsible for these systems and company employees are diligently working on the problems. While management believes that the problems with the systems will be corrected and normal operations will resume in mid-1999, it is unlikely that the Company will make up the shipment shortfalls encountered during the first quarter. The remaining cost of remediation cannot be reasonably determined at this time and depends, in part, on how long it takes to implement corrective actions.

                                        8
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the three months ended March 31, 1999 of $113 million were 8.9% over the $103.8 million in 1998's first quarter.

      Building Materials Segment Sales - Sales in the Building Materials segment increased approximately 21.9% from the first quarter of 1998. A strong regional economy and mild weather led to very strong housing starts during the fourth quarter of 1998 compared to the same period in 1997--up 35%. Since brick delivery generally trails three to four months behind the recorded start of new residential construction, the effect of these higher starts was felt in the first quarter of 1999. In this environment, Acme Brick Company ("Acme") shipped 23.9% more brick in 1999's first quarter than the previous year while average pricing per unit increased 3.6%. Approximately one third of the increased brick volume was attributable to the acquisition of Texas Clay Industries. At the end of March 1999, backlogs were at an all time high and were 63% higher than a year ago.
      American Tile Supply Company's ("American Tile") revenues grew 16.1% compared to last year's first three months--a record quarter for the company. Four new locations opened during various times in 1998 accounted for about 60% of this increase, while same store sales grew about 6.3%. Another new location in Little Rock, Arkansas will open in May of 1999.
      Healthy commercial construction activity in most of Featherlite Building Products Corporation's ("Featherlite") market areas facilitated a 21.3% increase in sales over the same period a year ago. Both units shipped and average selling price per unit were higher. The expansion of Featherlite's Dallas plant, completed in early 1998, and higher construction activity in the Austin and San Antonio areas accounted for most of the improvements.
      The sale of Tradewinds Technologies, Inc., effective December 31, 1998, had an insignificant impact on sales comparisons for these periods.
      Footwear Segment Sales - Total Footwear sales for the three months ended March 31, 1999 declined 11.9% from 1998's first quarter. Justin Boot Company's ("Justin") net revenues for the period were down more than 20.4%, while net orders declined 5.3% compared to 1998. Start-up issues and delays related to new western products manufactured by third parties in Mexico; unusually high returns; and computer system problems that continued to hamper normal shipping significantly impacted Justin's shipments. Management is diligently addressing these issues. Despite the shipping problems during the first quarter, sales of the Justin Original Workboot approximated those of 1998. Tony Lama's net shipments increased 10.5%; however, lower average selling prices due to changes in product mix caused net sales to decline 1.8%. Nocona's net sales were up 13.9% compared to 1998's first quarter, as new western products at popular price points were well accepted by dealers. In addition, Nocona experienced fewer shipping problems in its distribution center. While Chippewa's net orders for the quarter were up 8.1% over last year at the same time, net revenues declined 8% primarily because of inventory-to-orders imbalances and shipping problems. Overall, comparing the first quarter of 1999 to the same period in 1998, gross footwear units shipped for all divisions declined 3.5%, while average pricing decreased .5% due to changes in product mix.

   Costs and Expenses - The consolidated ratio of cost of goods sold to sales improved to 62.3% in the first quarter of 1999 versus 64.7% in the 1998 comparable period. Building Materials posted significant margin improvements in first quarter 1999 compared to first quarter 1998. This segment's ratio of cost of sales to sales was 57.9% in the 1999 period compared to 61.3% in 1998 due to both higher sales volumes and 3.6% higher average brick selling prices. The ratio of cost of goods sold to sales in the Footwear business was 72.0% in 1999 versus 70.3% in 1998. This increase is attributable to abnormally high returns and lower sales volumes for coverage of fixed overhead.

                                        9
===============================================================================

   Selling, general and administrative expenses were 29.4% of sales in the first quarter of 1999 compared to 28.1% in the first quarter of 1998. Building Materials' percentage improved in 1999's first quarter due to significant increases in sales, while Footwear's percentage worsened in 1999 because of lower volume and additional costs associated with computer problems incurred in 1999 that were absent in 1998's first quarter.

   While average effective interest rates decreased about one half of 1% in the first quarter of 1999 compared to 1998, average debt levels increased during the same period, resulting in an increase in interest expense of 21.7%, from $387,000 in 1998's first quarter to $471,000 in the first three months of 1999.

   Provision for Income Taxes - The Company's provision for income tax was 36.5% of pre-tax income in the first quarter of 1999 and 1998, which is the current estimated effective rate for the full year.

   The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Company's future business prospects, including the successful remediation of problems with its computer systems, should be read in conjunction with the Company's disclosures under the heading Forward Looking Information.

FINANCIAL CONDITION AND LIQUIDITY

   At March 31, 1999, working capital amounted to $171.5 million versus $175.9 million at December 31, 1998. Cash decreased from $5.1 million at year-end to $2.7 million at the end of 1999's first quarter. Normal seasonal changes occurred between year-end and the end of the first quarter resulting in reduced accounts receivable, primarily due to payments by Footwear customers early in the year. A small increase in inventories was due to the seasonal build-up of Footwear inventories.

   Cash provided by operating activities in the first quarter of 1999 totaled $14 million. These funds and additional bank financing were used primarily to acquire Texas Clay Industries for approximately $12.1 million, net of cash obtained; purchase $9.2 million of capital assets; buy 887,800 shares of treasury stock totaling $9.6 million; and pay $1.3 million in dividends.

   In the first quarter of 1999, total interest-bearing debt increased $15 million to $45.75 million from $30.75 million at year-end 1998, and the ratio of long-term debt-to-equity increased to .16 to 1 from .11 to 1 at year-end. Borrowings may increase over the next two quarters to finance seasonal working capital needs. At March 31, 1999, unused credit facilities approximated $51 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the first quarter of 1999 and 1998 was $.05 a share.

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

   As more completely described on page 19 of the Company's 1998 Annual Report to Shareholders, the Company has determined that only minor modifications or replacement of portions of its IT software systems and non-IT systems, such as those used in production, would be necessary in order to properly utilize dates beyond December 31, 1999. Many of these changes have already been made. Although the Company anticipates all remaining modifications or replacements will be completed early in 1999, if such modifications and replacements were not made, or were not completed timely, management believes the Year 2000 Issue would still not have a material impact on the operations of the Company. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially affect the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

                                       10
===============================================================================

   The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Company's computer systems and Year 2000 should be read in conjunction with the Company's disclosures under the heading Forward Looking Information.

FORWARD LOOKING INFORMATION

   Certain statements in this Item and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, increases in interest rates, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                                       11
===============================================================================

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   The company is not presently involved in any lawsuits seeking damages relating to the normal conduct of its business that if adversely determined would have a material effect on the consolidated financial statements

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                10.1 Agreement dated as of April 16, 1999 between Registrant and John S. Justin
                10.2 Agreement dated as of April 16, 1999 between Registrant and John V. Roach
                10.3 Employment Agreement dated as of April 16, 1999 between Registrant and J. T. Dickenson
                10.4 Employment Agreement dated as of April 16, 1999 between Registrant and Richard J. Savitz
                10.5 Stock Option Agreement dated as of April 16, 1999 between Registrant and Judy B. Hunter
                10.6 Amendment to Registrant's 1981 Stock Option Plan dated April 16, 1999
                10.7 Amendment to Registrant's 1984 Stock Option Plan dated April 16, 1999
                10.8 Amendment to Registrant's 1992 Stock Option Plan dated April 16, 1999
                27.1  Financial Data Schedule for the period ended
                      March 31, 1999

         (b)  Reports on Form 8-K

                None.

                                       12
===============================================================================

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.



/S/ RICHARD J. SAVITZ
Richard J. Savitz
Senior Vice President/
Chief Financial Officer





Dated this 13th day of May 1999.

                                       13