Form 10-Q
period 1999-06-30
JUSTIN INDUSTRIES INC
filed 1999-08-16
CIK 54182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1999

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

                              2821 West 7th Street
                              Fort Worth, TX 76107
                    (Address of principal executive officers)
                                   (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,461,987 shares of the Company's Common Stock ($2.50 par value) were outstanding as of August 11, 1999.

===============================================================================

                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                   Page No.
PART I.   FINANCIAL INFORMATION                                    --------

  Item 1.  Financial Statements:
             Consolidated Balance Sheet
              June 30, 1999 and December 31, 1998                      3
           Consolidated Statement of Income
              Three and Six Months Ended June 30, 1999 and 1998        4
           Consolidated Statement of Shareholders' Equity
              Six Months Ended June 30, 1999 and 1998                  4
           Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1999 and 1998                  5
           Notes to Consolidated Financial Statements                  6

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                          13

  Item 4.  Submission of Matters to a Vote of Security Holders        13

  Item 6.  Exhibits and Reports on Form 8-K                           13

SIGNATURE                                                             14



All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                        2
===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars
                                                       June 30,       December 31,
                                                         1999             1998
                                                     ------------     ------------
                                                              (Unaudited)
ASSETS
------
Current assets:
  Cash                                                $   11,916       $    5,100
  Accounts receivable, less allowance for doubtful
    accounts of $3,773 and $3,534, respectively           84,245           80,155
  Inventories:
    Finished goods                                       102,745          106,706
    Work-in-process                                        4,210            4,663
    Raw materials                                         26,502           25,206
                                                     ------------     ------------
      Total inventories                                  133,457          136,575
  Income taxes                                             7,081            7,093
  Prepaid expenses                                         2,436            2,472
                                                     ------------     ------------
      Total current assets                               239,135          231,395
Other assets, at cost                                     40,155           40,766
Assets held for sale                                       2,809            2,809
Property, plant, and equipment, at cost:
  Land                                                    20,134           20,704
  Buildings and equipment                                298,897          277,134
  Construction-in-progress                                26,466           10,913
                                                     ------------     ------------
                                                         345,497          308,751
  Less accumulated depreciation                          191,044          186,829
                                                     ------------     ------------
      Net property, plant, and equipment                 154,453          121,922
                                                     ------------     ------------
                                                      $  436,552       $  396,892
                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable                              $   20,288       $   18,925
  Other accrued items                                     39,119           36,575
                                                     ------------     ------------
      Total current liabilities                           59,407           55,500
Long-term debt                                            62,750           30,750
Deferred income taxes                                     20,613           18,074
Shareholders' equity                                     293,782          292,568
                                                     ------------     ------------
                                                      $  436,552       $  396,892
                                                     ============     ============

                 See notes to consolidated financial statements.

                                        3
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                               Three Months Ended       Six Months Ended
                                     June 30,               June 30,
                               -------------------    -------------------
                                 1999       1998        1999       1998
                               --------   --------    --------   --------
                                   (Unaudited)            (Unaudited)
Net sales                      $127,451   $119,090    $240,478   $222,870

Costs and expenses:
  Cost of goods sold             80,357     74,698     150,751    141,881
  Selling, general, and          33,806     30,876      67,057     60,070
    administrative expenses
  Interest expense                  596        502       1,067        889
                               --------   --------    --------   --------
                                114,759    106,076     218,875    202,840
                               --------   --------    --------   --------
Income before income taxes       12,692     13,014      21,603     20,030
Provision for income taxes        4,524      4,750       7,777      7,311
                               --------   --------    --------   --------
Net income                     $  8,168   $  8,264    $ 13,826   $ 12,719
                               ========   ========    ========   ========

Earnings per share:
  Basic                        $    .32   $    .31    $    .54   $    .48
                               ========   ========    ========   ========
  Diluted                      $    .32   $    .31    $    .54   $    .48
                               ========   ========    ========   ========

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Six Months Ended June 30, 1999 and 1998
In Thousands of Dollars (Except Share and Per Share Data)

                                                Capital In            Unearned
                           Preferred   Common   Excess of   Retained   Compen-   Treasury
                             Stock     Stock    Par Value   Earnings   sation      Stock
-----------------------    ---------  --------  ----------  --------  --------   ---------
     (Unaudited)
Balance January 1, 1999    $       -  $ 69,674  $   15,685  $223,915  $      -   $ (16,706)
Net income                         -         -           -    13,826         -           -
Purchase of 935,200
  shares of stock
  for treasury                     -         -           -         -         -     (10,166)
Issuance of 70,000 shares
  of restricted stock              -       175       1,010         -    (1,174)          -
Exercise of stock options          -         -         (26)        -         -         114
Cash dividends declared
  ($.10 per share)                 -         -           -    (2,545)        -           -
                           ---------  --------  ----------  --------  --------   ---------
Balance June 30, 1999      $       -  $ 69,849  $   16,669  $235,196  $ (1,174)  $ (26,758)
                           =========  ========  ==========  ========  ========   =========

Balance January 1, 1998    $       -  $ 69,674  $   16,040  $202,645  $       -  $ (15,379)
Net income                         -         -           -    12,719          -          -
Exercise of stock options          -         -         (55)        -          -        490
Cash dividends declared
  ($.10 per share)                 -         -           -    (2,640)         -          -
                           ---------  --------  ----------  --------  ---------  ---------
Balance June 30, 1998      $       -  $ 69,674  $   15,985  $212,724  $       -  $ (14,889)
                           =========  ========  ==========  ========  =========  =========

                 See notes to consolidated financial statements.

                                        4
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                                  Six Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                    (Unaudited)
Cash flows from operating activities:
  Net income                                                  $  13,826     $  12,719
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                8,836         8,683
      Amortization                                                1,110           430
      Provision for losses on accounts receivable                   417           875
      (Gain) loss on sale of property, plant, and equipment         107           (83)
      Non-cash compensation expense                                  11             -
      Changes in assets and liabilities:
        Increase in accounts receivable                          (2,469)       (5,794)
        (Increase) decrease in inventories                        5,786        (1,433)
        Decrease in other current assets                            400           270
        Increase (decrease) in accounts payable
          and accrued expenses                                    2,187        (6,253)
                                                              ----------    ----------
            Net cash provided from operating activities          30,211         9,414

Cash flows from investing activities:
  Proceeds from the sale of property, plant, and equipment        1,146           129
  Capital expenditures                                          (23,384)      (11,102)
  (Increase) decrease in other long-term assets                      75        (3,343)
  Acquisition of Texas Clay and Eureka Brick
    in 1999, net of cash acquired                               (20,566)            -
                                                              ----------    ----------
            Net cash used in investing activities               (42,729)      (14,316)

Cash flows from financing activities:
  Borrowings                                                     42,000        15,000
  Repayment of borrowings                                       (10,000)       (7,000)
  Dividends paid                                                 (2,588)       (2,638)
  Purchase of treasury stock                                    (10,166)          (36)
  Proceeds from exercise of stock options                            88           471
                                                              ----------    ----------
            Net cash provided from financing activies            19,334         5,797
                                                              ----------    ----------
Net increase in cash                                              6,816           895
Cash at beginning of period                                       5,100         5,113
                                                              ----------    ----------
Cash at end of period                                         $  11,916     $   6,008
                                                              ==========    ==========

                 See notes to consolidated financial statements.

                                        5
===============================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999


1.   Summary of Significant Accounting Policies

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

2.   Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of June 30, 1999, the company was in compliance with all such requirements and restrictions.

3.   Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share: (in thousands, except per share data)

                                 Three Months Ended     Six Months Ended
                                      June 30,             June 30,
                                 ------------------    ------------------
                                   1999      1998        1999      1998
                                 --------  --------    --------  --------
Numerator for basic and
  diluted earnings per share     $  8,168  $  8,264    $ 13,826  $ 12,719
                                 ========  ========    ========  ========
Denominator for basic
  earnings per share--
  weighted average shares          25,377    26,372      25,565    26,399
Effect of dilutive securities:
  Employee stock options              242       387         213       304
  Convertible preferred stock           3         3           3         3
                                 --------  --------    --------  --------
Dilutive potential common shares      245       390         216       307
                                 --------  --------    --------  --------
Denominator for diluted
  earnings per share--
  adjusted weighted average
  shares and assumed conversions   25,622    26,762      25,781    26,706
                                 ========  ========    ========  ========

Basic earnings per share         $    .32  $    .31    $    .54  $    .48
                                 ========  ========    ========  ========
Diluted earnings per share       $    .32  $    .31    $    .54  $    .48
                                 ========  ========    ========  ========

                                        6
===============================================================================

4.   Employment Agreements and Other Performance Awards

   In April 1999, the Company executed employment agreements with two executive officers and entered into other agreements with the Chairman, another executive officer and the Chief Executive of the Building Materials group.

   Two of the employment agreements expire on December 31, 2000 and provide for, in addition to continued compensation, the award of performance based restricted stock and the grant of stock options that vest in two years. The agreement with the Building Materials executive provides for the award of restricted stock and stock options that vest over a two year period. The agreement with the Chairman awards performance based restricted stock and grants stock options that vest in two years. The third executive officer was granted stock options that vest in two years.

   A total of 70,000 shares of restricted stock was awarded in accordance with these agreements under the 1999 Performance Incentive Plan. The restricted stock awards had a weighted average fair market value of $16.93 per share when granted. These shares vest 50% if Justin's common stock closes at $16 and vest 25% if it closes at $18 and $20 for any 10 consecutive trading days during the next five years. Unearned compensation expense for these awards of $1,185,000 will be recognized over the vesting period, or for performance based awards, when it becomes probable that the performance criteria will be met. A total of 133,000 stock options were granted under these agreements at the current market price on date of grant of $13.06.

5.   Segment Disclosures

The following information is presented as required by Statement No. 131: (in thousands of dollars)

            Three Months Ended                 Building                 Total
               June 30, 1999                   Materials   Footwear   All Other    Totals
--------------------------------------------------------------------------------------------
Net sales                                      $  87,623   $ 39,828   $      -    $127,451
Operating profit (loss)                           16,409     (1,880)    (1,241)     13,288
Depreciation and amortization expense              3,437      1,436        170       5,043
Identifiable assets                              240,724    169,893     25,935     436,552
Expenditures for acquisition of Eurika Brick       7,817          -          -       7,817
Expenditures for long-lived assets                13,508        657          4      14,169
--------------------------------------------------------------------------------------------
            Three Months Ended
               June 30, 1998
--------------------------------------------
Net sales (1)                                  $  75,980   $ 41,764   $  1,346    $119,090
Operating profit (loss)                           14,521        510     (1,515)     13,516
Depreciation and amortization expense              3,327      1,231         81       4,639
Identifiable assets                              187,254    171,347     29,730     388,331
Expenditures for long-lived assets                 5,244      1,816         53       7,113
--------------------------------------------------------------------------------------------

                                        7
===============================================================================

             Six Months Ended                  Building                 Total
              June 30, 1999                    Materials   Footwear   All Other    Totals
--------------------------------------------------------------------------------------------
Net sales                                      $165,515    $ 74,963   $      -    $240,478
Operating profit (loss)                          30,166      (4,636)    (2,860)     22,670
Depreciation and amortization expense             7,089       2,623        234       9,946
Identifiable assets                             240,724     169,893     25,935     436,552
Expenditures for acquisition of Texas Clay
  and Eureka Brick                               19,887           -          -      19,887
Expenditures for long-lived assets               21,981       1,248        155      23,384
--------------------------------------------------------------------------------------------
             Six Months Ended
              June 30, 1998
--------------------------------------------
Net sales (1)                                  $138,358    $ 81,629   $  2,883    $222,870
Operating profit (loss)                          22,367       1,106     (2,554)     20,919
Depreciation and amortization expense             6,645       2,253        215       9,113
Identifiable assets                             187,254     171,347     29,730     388,331
Expenditures for long-lived assets                7,807       3,232         63      11,102
--------------------------------------------------------------------------------------------

                                             Three Months Ended     Six Months Ended
                                               June 30, 1999         June 30, 1999
                                             ------------------    ------------------
                                               1999      1998        1999       1998
                                             --------  --------    --------  --------
Reconciliation
  Total operating profit above               $ 13,288  $ 13,516    $ 22,670  $ 20,919
  Interest expense                                596       502       1,067       889
                                             --------  --------    --------  --------
  Consolidated income before income taxes    $ 12,692  $ 13,014    $ 21,603  $ 20,030
                                             ========  ========    ========  ========

(1) Net sales from reportable segments below the quantitative thresholds are attributable to the Company's evaporative cooler business. This segment has never met the quantitative thresholds for determining reportable segments. This business was sold effective December 31, 1998.

6.   Acquisitions and Disposition

   Effective December 31, 1998, the Company sold its evaporative cooler business, Tradewinds Technologies, Inc., for cash of approximately $3.2 million. The effects of the sale and the operations of Tradewinds, which are included in All Other in the reportable segments disclosures, are immaterial to consolidated operations.

   Effective July 1, 1998, the Company's subsidiary, Acme Brick Company, purchased Witt Brick for a total purchase price of approximately $2,400,000. Assets acquired primarily included accounts receivable and inventory. Witt Brick was a brick distributor in Temple, Texas. Operations of the business, which are immaterial to consolidated operations, are included in the Consolidated Statement of Income from date of acquisition.

   In early January 1999, Acme Brick Company acquired the assets of Texas Clay Industries, a division of Temtex Industries, Inc. The total purchase price of approximately $13.7 million was paid $12.7 million in cash plus assumption of approximately $1 million in liabilities. The assets acquired consisted of approximately $1.2 million in accounts receivable, $1.3 million in inventory and supplies, and $11.2 million in land, buildings, and equipment related to one brick plant and associated clay reserves in Malakoff, Texas, approximately 70 miles southeast of the Fort Worth/Dallas metroplex area. Sales generated by this plant in 1998 approximated $11.7 million, which are considered immaterial to consolidated operations. The plant added about 7% to Acme's production capacity. The acquisition has been accounted for as a purchase in 1999, and as such, the results of operations of the plant, which are immaterial to consolidated operations, are included with that of the Company from the date of closing, January 5, 1999.

                                        8
===============================================================================

   Effective June 30, 1999, Acme Brick Company acquired Eureka Brick and Tile. The total purchase price, net of cash acquired, was approximately $7.8 million. The assets acquired consisted of approximately $.8 million in accounts receivable, $1.7 million in inventory and supplies, and $8 million in land, buildings, and equipment related to one brick plant and associated clay reserves in Clarksville, Arkansas, about 60 miles east of Fort Smith and about 100 miles from Little Rock. Sales generated by this plant prior to acquisition are considered immaterial to consolidated operations. The plant added about 5% to Acme's production capacity. The acquisition has been accounted for as a purchase in 1999, and as such, the results of operations of the plant, which are immaterial to consolidated operations, will be included with that of the Company from the date of closing, June 30, 1999.

7.   Commitments and Contingencies

   Commitments to Construct New Brick and Block Plants - The Company is currently constructing new brick and block plants in South Texas. At June 30, 1999, the remaining commitments for these capital projects, expected to be completed in late 1999, were approximately $15.9 million.

   Footwear Computer System - As previously reported, the Footwear division has had significant difficulties with new computer systems activated at the beginning of October 1998. It appears these problems have been substantially solved; however, the Company believes higher than normal amounts will be spent in this area over the remainder of the year.

   Restructuring Charges - In July 1999, the Company's Footwear division committed to specific steps to be taken as part of its new strategic planning initiatives to improve Footwear operating results. These steps include repositioning certain product lines, reducing the number of stock items, expanding distribution channels, plant closings, and realigning other administrative operations. These steps are currently being evaluated as to the costs of exiting certain activities. A restructuring charge for exit costs of between $4 and $6 million is expected to be recognized during the third quarter of 1999. In addition, inventories are being evaluated in light of these changes and additional valuation reserves may be necessary.

                                        9
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the three months ended June 30, 1999, of $127.4 million were 7% over the $119.1 million reported for 1998's second quarter. For the first six months of 1999, consolidated net sales were $240.5 million, 7.9% greater than 1998's first half sales of $222.9 million.

      Building Materials Segment Sales - Sales in the Building Materials segment increased approximately 15.3% from the second quarter of 1998. For the first six months of 1998, segment sales were $165.5 million, an increase of 19.6% over 1998. Acme Brick Company ("Acme") shipped 9.6% more brick in 1999's second quarter than the previous year while average unit pricing during the quarter was 6.6% above 1998. A strong construction environment in Acme's market areas and the acquisition of additional capacity through the purchase of Texas Clay in January 1999 account for these excellent results. Acme completed the acquisition of another brick plant in Arkansas effective June 30, 1999 that will add another 5% to production capacity. In addition, a new brick plant is currently under construction near Austin, Texas that is expected to open in late 1999. At the end of June 1999, backlogs were at record levels and 55% higher than a year ago.
      American Tile Supply Company's ("American Tile") revenues grew 11.8% compared to the first half of 1998. New locations added during 1998 accounted for the majority of the increases in 1999. In May 1999, American Tile opened a new location in Little Rock, Arkansas.
      Featherlite Building Products Corporation's ("Featherlite") increased sales 18.2% in 1999 over the same six month period a year ago. Units shipped were higher, while average price per unit remained steady. Featherlite's Dallas and Austin plants posted particularly strong results, and the company is scheduled to open another new plant in San Antonio late in 1999.
      Footwear Segment Sales - Footwear achieved a 7.7% increase in net units shipped for the three months ended June 30, 1999 compared to 1998's second quarter; however, net sales dollars declined 4.6%. These results were primarily due to changes in product mix as Justin Boot Company ("Justin") introduced new products at lower price points in 1999. In addition, during 1999, Tony Lama sold a collection of discontinued products at discounted prices. Also, a portion of the decline in sales dollars can be attributed to the discontinued Diamond J product line that was active during 1998's first six months but had no sales in 1999.
      Comparing the six-month periods ended June 30, net units shipped were down 2.1% while net sales dollars were down 8.2%. Shipping problems experienced early in 1999 had much less impact on the business in the second quarter of 1999. Backlogs remain good as demand for new products withstood some continued shortages in supply during the quarter.

   Costs and Expenses - The consolidated gross margin improved 2.7% to 37.3% during 1999's first six months compared to 1998, although for the quarter-over-quarter comparison, margins declined slightly. Building Materials' gross margin increased to 41.7% in the first half of 1999 compared to 40.4% in the same period of 1998, due primarily to Acme's higher volumes and higher average brick selling prices. Footwear saw its average margins decline from 29.3% to 27.6% for the six-month period primarily due to high returns and sale of discontinued products at discounted prices.

   Selling, general and administrative expenses were 26.5% of sales in the second quarter of 1999 compared to 25.9% in the second quarter of 1998. For the first six months of 1999, these expenses were 27.9% of net sales compared to 27% for the first six months of 1998. This percentage for Building Materials' improved in 1999's first quarter and year-to-date due to significant increases in sales, while Footwear's percentage worsened significantly in 1999 as warehousing and general and administrative costs associated with computer problems were incurred in 1999 that were absent in 1998's first quarter.

                                       10
===============================================================================

   While the average effective interest rates decreased slightly in the first half of 1999 compared to 1998, average debt levels increased during the same period, resulting in an increase in interest expense from $889,000 in 1998's first half to $1,067,000 in the first six months of 1999.

   Provision for Income Taxes - The Company's provision for income tax was 36% of pre-tax income in the first six months of 1999, the current estimated effective rate for the full year, compared to 36.5% in the same period of 1998.

   In July 1999, the Company's Footwear division committed to specific steps to be taken as part of its new strategic planning initiatives to improve Footwear operating results. These steps include repositioning certain product lines, reducing the number of stock items, expanding distribution channels, plant closings, and realigning other administrative operations. These steps are currently being evaluated as to the costs of exiting certain activities. A restructuring charge for exit costs of between $4 and $6 million is expected to be recognized during the third quarter of 1999. In addition, inventories are being evaluated in light of these changes and additional valuation reserves may be necessary.

   The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Company's future business prospects should be read in conjunction with the Company's disclosures under the heading Forward Looking Information.

FINANCIAL CONDITION AND LIQUIDITY

   At June 30, 1999, working capital amounted to $179.7 million versus $175.9 million at December 31, 1998. Cash increased from $5.1 million at year-end to $11.9 million at the end of 1999's second quarter. Building Materials' receivables were up more than $5.6 million compared to year-end 1998 due to higher sales volumes while Footwear inventories declined.

   Cash provided by operating activities in the first half of 1999 totaled $30.2 million. These funds and bank financing were used primarily to acquire two brick companies for approximately $20.6 million, net of cash obtained; purchase $23.4 million of capital assets; buy 935,200 shares of treasury stock totaling $10.2 million; and pay $2.6 million in dividends.

   In the first half of 1999, total interest-bearing debt increased $32 million to $62.8 million from $30.8 million at year-end 1998, and the ratio of long-term debt-to-equity was increased to .21 to 1 from .11 to 1 at year-end. Borrowings may increase over the next two quarters to finance seasonal working capital needs as well as new plants under construction. At June 30, 1999, unused credit facilities approximated $34 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the first and second quarters of 1999 and 1998 were $.05 a share.

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

   As more completely described on page 19 of the Company's 1998 Annual Report to Shareholders, the Company has determined that only minor modifications or replacement of portions of its IT software systems and non-IT systems, such as those used in production, would be necessary in order to properly utilize dates beyond December 31, 1999. Many of these changes have already been made. Although the Company anticipates all remaining modifications or replacements will be completed in the Fall of 1999, if such modifications and replacements were not made, or were not completed timely, management believes the Year 2000 Issue would still not have a material impact on the operations of the Company. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially affect the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

                                       11
===============================================================================

   The information above contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosures under the heading Forward Looking Information.

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

                                       12
===============================================================================

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   The company is not presently involved in any lawsuits seeking damages relating to the normal conduct of its business that if adversely determined would have a material effect on the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)  The Annual Meeting of Shareholders was held on April 16, 1999.

   (b) The only matters submitted to a vote of security holders were for the election of directors and approval of the 1999 Performance Incentive Plan. Each of the persons named in the Proxy Statement as a nominee for director was elected. The 1999 Performance Incentive Plan was also approved by the shareholders. Following are the voting results for each of nominees for director and for the 1999 Performance Incentive Plan:


                                       Votes            Votes
        Election of Directors           For           Withheld
     ---------------------------    ------------    ------------
     John Justin                     23,139,256        716,827
     J. T. Dickenson                 23,142,091        713,992
     Marvin Gearhart                 23,140,969        715,114
     Robert E. Glaze                 23,132,387        723,696
     Dee J. Kelly                    22,991,291        864,792
     Joseph R. Musolino              22,993,438        862,645
     John V. Roach                   23,146,721        709,362
     Dr. William E. Tucker           23,149,750        706,333


          Adoption of 1999             Votes            Votes
      Performance Incentive Plan        For           Withheld
      --------------------------    ------------    ------------
                                     22,622,092      1,233,991


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        (27) Financial Data Schedule for the period ended June 30, 1999

   (b)  Reports on Form 8-K

        None.

                                       13
===============================================================================

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.



/S/ RICHARD J. SAVITZ
Richard J. Savitz
Senior Vice President/
Chief Financial Officer





Dated this 16th day of August 1999.

                                       14
===============================================================================