Form 10-Q
period 1999-09-30
JUSTIN INDUSTRIES INC
filed 1999-11-12
CIK 54182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                            ________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


Commission file number 0-3041


                             JUSTIN INDUSTRIES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                                             75-0102185
----------------------------------                        -----------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                              2821 West 7th Street
                              Fort Worth, TX 76107
                             -----------------------
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (817) 336-5125
                             ----------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   XX      NO  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,480,683 shares of the Company's Common Stock ($2.50 par value) were outstanding as of November 5, 1999.

===============================================================================

                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                       Page No.
PART I.   FINANCIAL INFORMATION                                        --------

  Item 1.  Financial Statements:
           Consolidated Balance Sheet
             September 30, 1999 and December 31, 1998                      3
           Consolidated Statement of Income
             Three and Nine Months Ended September 30, 1999 and 1998       4
           Consolidated Statement of Shareholders' Equity
             Nine Months Ended September 30, 1999 and 1998                 4
           Consolidated Statement of Cash Flows
             Nine Months Ended September 30, 1999 and 1998                 5
           Notes to Consolidated Financial Statements                      6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                              13

  Item 4.  Submission of Matters to a Vote of Security Holders            13

  Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURE                                                                 14







All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                     Page 2
================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars
                                                    September 30,   December 31,
                                                        1999            1998
                                                    -------------  -------------
                                                     (Unaudited)
ASSETS
------
Current assets:
  Cash                                                $   4,961      $   5,100
  Accounts receivable, less allowance for doubtful
    accounts of $3,818 and $3,534, respectively          95,639         80,155
  Inventories:
    Finished goods                                       93,517        106,706
    Work-in-process                                       4,062          4,663
    Raw materials                                        27,058         25,206
                                                    -------------  -------------
      Total inventories                                 124,637        136,575
  Income taxes                                           10,608          7,093
  Prepaid expenses                                        1,949          2,472
                                                    -------------  -------------
      Total current assets                              237,794        231,395
Other assets, at cost                                    38,382         40,766
Assets held for sale                                      2,809          2,809
Property, plant, and equipment, at cost:
  Land                                                   22,157         20,704
  Buildings and equipment                               303,655        277,134
  Construction-in-progress                               33,235         10,913
                                                    -------------  -------------
                                                        359,047        308,751
  Less accumulated depreciation                         195,770        186,829
                                                    -------------  -------------
    Net property, plant, and equipment                  163,277        121,922
                                                    -------------  -------------
                                                      $ 442,262      $ 396,892
                                                    =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable                              $  19,565      $  18,925
  Other accrued items                                    45,846         36,575
                                                    -------------  -------------
    Total current liabilities                            65,411         55,500
Long-term debt                                           60,750         30,750
Deferred income taxes                                    20,404         18,074
Shareholders' equity                                    295,697        292,568
                                                    -------------  -------------
                                                      $ 442,262      $ 396,892
                                                    =============  =============

                   See notes to consolidated financial statements.

                                     Page 3
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)


                                            Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                           -------------------    -------------------
                                             1999       1998        1999       1998
                                           --------   --------    --------   --------
                                               (Unaudited)            (Unaudited)
Net sales                                  $136,296   $116,992    $376,774   $339,862
Cost of goods sold:
  Cost of goods sold                         83,898     73,818     234,649    215,699
  Footwear special inventory provisions       7,024          -       7,024          -
                                           --------   --------    --------   --------
      Total cost of goods sold               90,922     73,818     241,673    215,699
Operating expenses:
  Selling, general, and
    administrative expenses                  35,968     30,229     103,025     90,299
  Footwear restructuring charge               5,521          -       5,521          -
                                           --------   --------    --------   --------
      Total operating expenses               41,489     30,229     108,546     90,299
Interest expense                                178        485       1,245      1,374
                                           --------   --------    --------   --------
Income before income taxes                    3,707     12,460      25,310     32,490
Provision for income taxes                    1,335      4,548       9,112     11,859
                                           --------   --------    --------   --------
Net income                                 $  2,372   $  7,912    $ 16,198   $ 20,631
                                           ========   ========    ========   ========

Earnings per share:
  Basic                                    $    .09   $    .30    $    .63   $    .78
                                           ========   ========    ========   ========
  Diluted                                  $    .09   $    .30    $    .63   $    .78
                                           ========   ========    ========   ========

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 1999 and 1998
In Thousands of Dollars (Except Share and Per Share Data)

                                                   Capital In             Unearned
                             Preferred    Common   Excess of   Retained    Compen-   Treasury
                               Stock      Stock    Par Value   Earnings    sation      Stock
--------------------------   ---------  ---------  ----------  ---------  ---------  ---------
(Unaudited)
Balance January 1, 1999      $       -  $  69,674  $   15,685  $ 223,915  $       -  $ (16,706)
Net income                           -          -           -     16,198          -          -
Purchase of 935,200 shares
  of stock for treasury              -          -           -          -          -    (10,166)
Issuance of 70,000 shares
  of restricted stock                -        175       1,010          -     (1,155)         -
Exercise of stock options            -          -        (134)         -          -      1,024
Cash dividends declared
  ($.15 per share)                   -          -           -     (3,823)         -          -
                             ---------  ---------  ----------  ---------  ---------  ---------
Balance September 30, 1999   $       -  $  69,849  $   16,561  $ 236,290  $  (1,155) $ (25,848)
                             =========  =========  ==========  =========  =========  =========

Balance January 1, 1998      $       -  $  69,674  $   16,040  $ 202,645  $       -  $ (15,379)
Net income                           -          -           -     20,631          -          -
Purchase of 154,900 shares
  of stock for treasury              -          -           -          -          -     (2,077)
Exercise of stock options            -          -         (63)         -          -        520
Cash dividends declared
  ($.15 per share)                   -          -           -     (3,955)         -          -
                             ---------  ---------  ----------  ---------  ---------  ---------
Balance September 30, 1998   $       -  $  69,674  $   15,977  $ 219,321  $       -  $ (16,936)
                             =========  =========  ==========  =========  =========  =========

                   See notes to consolidated financial statements.

                                     Page 4
===============================================================================


JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars

                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                  1999         1998
                                                               ----------   ----------
                                                                     (Unaudited)
Cash flows from operating activities:
  Net income                                                   $   16,198   $   20,631
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                 14,453       13,187
      Amortization                                                  1,643          701
      Provision for losses on accounts receivable                     699        1,133
      (Gain) loss on sale of property, plant, and equipment             4         (206)
      Deferred federal income taxes                                    37          (26)
      Non-cash compensation expense                                    30            -
      Footwear restructuring charge                                 5,521            -
      Footwear special inventory provision                          7,024            -
      Changes in assets and liabilities:
        Increase in accounts receivable                           (14,097)      (5,409)
        (Increase) decrease in inventories                          7,420       (1,874)
        (Increase) decrease in other current assets                (2,816)       2,109
        Increase (decrease) in accounts payable
          and accrued expenses                                      6,028         (938)
                                                               ----------   ----------
             Net cash provided from operating activities           42,144       29,308

Cash flows from investing activities:
  Proceeds from the sale of property, plant, and equipment          1,253          330
  Capital expenditures                                            (39,022)     (18,137)
  Increase in other long-term assets                                 (537)      (7,078)
  Acquisition of Texas Clay and Eureka Brick in 1999,
    net of cash acquired                                          (20,838)      (2,134)
                                                               ----------   ----------
             Net cash used in investing activities                (59,144)     (27,019)

Cash flows from financing activities:
  Borrowings                                                       56,000       23,000
  Repayment of borrowings                                         (26,000)     (18,000)
  Dividends paid                                                   (3,863)      (3,959)
  Purchase of treasury stock                                      (10,166)      (2,077)
  Proceeds from exercise of stock options                             890          457
                                                               ----------   ----------
             Net cash provided from (used in)
               financing activities                                16,861         (579)
                                                               ----------   ----------
Net increase (decrease) in cash                                      (139)       1,710
Cash at beginning of period                                         5,100        5,113
                                                               ----------   ----------
Cash at end of period                                          $    4,961   $    6,823
                                                               ==========   ==========

                   See notes to consolidated financial statements.

                                     Page 5
===============================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

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

   Assets held for sale are carried at the lower of cost or fair value less cost to sell.

   In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments (except for the adjustments described in Note 6 below), necessary to present fairly the consolidated financial position, results of operations, cash flows, and shareholders' equity of Justin Industries, Inc. for interim periods.

2.   Long-Term Debt

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of September 30, 1999, the company was in compliance with all such requirements and restrictions.

3.   Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share: (in thousands, except per share data)

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------    ------------------
                                        1999      1998        1999      1998
                                      --------  --------    --------  --------
Numerator for basic and
  diluted earnings per share          $  2,372  $  7,912    $ 16,198  $ 20,631
                                      ========  ========    ========  ========
Denominator for basic
  earnings per share--
  weighted average shares               25,419    26,377      25,516    26,375
Effect of dilutive securities:
  Employee stock options                   282       293         236       239
  Convertible preferred stock                3         3           3         3
                                      --------  --------    --------  --------
Dilutive potential common shares           285       296         239       242
                                      --------  --------    --------  --------
Denominator for diluted
  earnings per share--
  adjusted weighted average
  shares and assumed conversions        25,704    26,673      25,755    26,617
                                      ========  ========    ========  ========

Basic earnings per share              $    .09  $    .30    $    .63  $    .78
                                      ========  ========    ========  ========
Diluted earnings per share            $    .09  $    .30    $    .63  $    .78
                                      ========  ========    ========  ========

                                     Page 6
===============================================================================

4.   Segment Disclosures

The following information is presented as required by Statement No. 131: (in thousands of dollars)


        Three Months Ended                Building
        September 30, 1999                Materials   Footwear   All Other     Total
--------------------------------------------------------------------------------------
Net sales                                 $ 93,939    $ 42,357    $      -   $136,296
Operating profit (loss) (1)                 18,808     (13,065)     (1,858)     3,885
Depreciation and amortization expense        4,752       1,289         109      6,150
Identifiable assets                        245,866     177,299      19,097    442,262
Expenditures for long-lived assets          15,326         305           7     15,638
--------------------------------------------------------------------------------------
        Three Months Ended
        September 30, 1998
-------------------------------------
Net sales (2)                             $ 77,273    $ 39,344    $    375   $116,992
Operating profit (loss)                     14,683          10      (1,748)    12,945
Depreciation and amortization expense        3,435       1,221         119      4,775
Identifiable assets                        189,253     178,814      27,356    395,423
Expenditures for long-lived assets           5,811         989         235      7,035
--------------------------------------------------------------------------------------

        Nine Months Ended                 Building
        September 30, 1999                Materials   Footwear   All Other     Total
--------------------------------------------------------------------------------------
Net sales                                 $259,454    $117,320    $      -   $376,774
Operating profit (loss) (1)                 48,974     (17,701)     (4,718)    26,555
Depreciation and amortization expense       11,841       3,912         343     16,096
Identifiable assets                        245,866     177,299      19,097    442,262
Expenditures for acquisition of
  Texas Clay and Eureka Brick,
  net of cash acquired                      20,838           -           -     20,838
Expenditures for long-lived assets          37,307       1,553         162     39,022
--------------------------------------------------------------------------------------
        Nine Months Ended
        September 30, 1998
-------------------------------------
Net sales (2)                             $215,631    $120,973    $  3,258   $339,862
Operating profit (loss)                     37,050       1,116      (4,302)    33,864
Depreciation and amortization expense       10,080       3,474         334     13,888
Identifiable assets                        189,253     178,814      27,356    395,423
Expenditures for long-lived assets          13,618       4,221         298     18,137
--------------------------------------------------------------------------------------

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                              ------------------   ------------------
                                                1999      1998       1999      1998
                                              --------  --------   --------  --------
Reconciliation
  Total operating profit above                $  3,885  $ 12,945   $ 26,555  $ 33,864
  Interest expense                                 178       485      1,245     1,374
                                              --------  --------   --------  --------
  Consolidated income before income taxes     $  3,707  $ 12,460   $ 25,310  $ 32,490
                                              ========  ========   ========  ========

(1) Footwear's operating loss for the periods ended September 30, 1999 include a restructuring charge of $5,521 and a related special inventory provision of $7,024. See Note 6 below.
(2) Net sales from reportable segments below the quantitative thresholds are attributable to the Company's evaporative cooler business. This segment has never met the quantitative thresholds for determining reportable segments. This business was sold effective December 31, 1998.

                                     Page 7
===============================================================================

5.   Acquisitions and Disposition

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

   Effective June 30, 1999, Acme Brick Company acquired Eureka Brick and Tile. The total purchase price, net of cash acquired, was approximately $10.6 million, comprised of cash paid of $8.1 million and liabilities assumed of $2.5 million. The assets acquired consisted of approximately $.8 million in accounts receivable, $1.2 million in inventory and supplies, $.8 in other assets, and $7.8 million in land, buildings, and equipment related to one brick plant and associated clay reserves in Clarksville, Arkansas, about 60 miles east of Fort Smith and about 100 miles from Little Rock. Sales generated by this plant prior to acquisition are considered immaterial to consolidated operations. The plant added about 5% to Acme's production capacity. The acquisition has been accounted for as a purchase in 1999, and as such, the results of operations of the plant, which are immaterial to consolidated operations, will be included with that of the Company from the date of closing, June 30, 1999.

6.   Commitments and Contingencies

   Commitments to Construct New Brick and Block Plants - The Company is currently constructing new brick and block plants in South Texas. At September 30, 1999, the remaining commitments for these capital projects, expected to be completed in late 1999, were approximately $8.6 million. Interest cost of $643,000 was capitalized in 1999 related to these projects.

   Footwear Computer System - As previously reported, the Footwear division has had significant difficulties with new computer systems activated at the beginning of October 1998. It appears these problems have been substantially solved; however, the Company believes higher than normal amounts will be spent in this area over the remainder of the year.

   Restructuring Charges - In July 1999, the Company's Footwear division committed to specific steps to be taken as part of its new strategic planning initiatives to improve Footwear operating results. These steps include repositioning certain product lines, reducing the number of stock items, expanding distribution channels, plant closings, and other administrative realignments. A restructuring charge for exit costs of $5.5 million was recognized during the third quarter of 1999. In addition, inventories were evaluated in light of these changes and inventory write-downs of $7 million were recorded at the end of the third quarter. The following chart describes the components of the restructuring charge and the activity in the restructuring reserve during the third quarter.

                                     Page 8
===============================================================================

                                  Beginning                                           Ending
                                   Balance    Restructuring                           Balance
Footwear Restructuring Charge      6/30/99       Charge       Write-offs   Payments   9/30/99
-----------------------------------------------------------------------------------------------
Impaired assets                   $      -      $  2,793       $ (2,793)   $      -   $      -
Severance costs                          -         2,072              -        (232)     1,840
Other plant closure costs                -           656              -         (46)       610
                                  -------------------------------------------------------------
                                  $      -      $  5,521       $ (2,793)   $   (278)  $  2,450
                                  =============================================================

The severance and other costs will be paid during the fourth quarter of 1999 and the first quarter of 2000.

7.   Subsequent Events

   Subsequent to September 30, 1999, the company received a net cash settlement of approximately $3.2 million from a vendor. In accordance with the settlement agreement, the settlement amount represents partial reimbursement for certain capitalized costs of computer systems and costs of remediation efforts continuing through the fourth quarter of 1999. None of this amount will be reflected as income in the fourth quarter of 1999.

                                     Page 9
===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Sales - Consolidated net sales for the third quarter of 1999 were $136.3 million versus $117 million for the same period in 1998, an increase of 16.5%. Consolidated net sales for the first nine months of 1999 were $376.8 million compared to $339.9 million for the nine months ended September 30, 1998, an increase of 10.9%.

      Building Materials Segment Sales - Sales in the Building Materials segment for 1999's third quarter increased 21% to $93.9 million compared to the same quarter of 1998. For the first nine months ended September 30, 1999, net sales increased 18.5% to $259.5 million compared to the same period in 1998. These comparisons include 1998 sales of $.4 million and $3.3 million, respectively, for Tradewinds Technologies, Inc., a small subsidiary that was sold effective December 31, 1998. Sales for Acme Brick Company ("Acme") grew approximately 22.9% in the third quarter and 22.1% for the nine-month period of 1999, compared to the same periods a year ago. Additional brick production capacity of about 12% provided by the Texas Clay and Eureka Brick acquisitions in January 1999 and June 1999, respectively, coupled with strong construction markets in Acme's sales territories allowed Acme to increase both the number of units sold and average selling prices to set new sales records during the 1999 periods. With backlogs at record highs and the expected December 1999 completion of a new $28 million brick plant in Central Texas, Acme is well prepared for continued growth.
      Featherlite Building Products Corporation's ("Featherlite") posted impressive sales gains of 26.3% and 20.9% for both the third quarter and year-to-date periods of 1999, respectively, compared to the same time in 1998. Most locations have realized growth in 1999 with significant increases at the newest block plants in Dallas and Austin, Texas.
      Solid construction markets in Texas also boosted sales at American Tile Supply Company ("American Tile") by approximately 9.9% and 11.1% ahead of last year's third quarter and first nine months, respectively. New marketing and sales efforts are underway at American Tile to further improve their sales growth.
      Footwear Segment Sales - Total Footwear sales for the quarter ended September 30, 1999 were up 7.7% to $42.4 million from 1998's third quarter of $39.3. For the nine-month period ended September 30, 1999, revenues were about 3% behind the same period a year ago. The increase in sales for the quarter reflect the impact of new sales initiatives and new lower price-point product strategies. These new lower-priced product introductions resulted in an 8.6% increase in units sold for the quarter. Sales during the first few months of 1999 were impacted by computer and shipping problems that are now substantially resolved.

   Costs and Expenses - The consolidated gross profit margin in the third quarter of 1999 of 33.3% (compared to 36.9% in the same quarter of 1998) was affected by 5.1 percentage points due to the special inventory provision that related to Footwear's new strategic plans. Excluding this provision, gross profit margins were 38.4% for the quarter with the improvement provided by both segments. For the nine-month periods ended September 30, 1999 and 1998, gross profit margins were 35.9% (37.7% before the special inventory provision) and 36.5%, respectively. Building Materials' gross margin improved from 42.2% in 1998's third quarter to 42.7% in the third quarter of 1999. During the first nine months of 1999, the ratio for Building Materials improved to 42.1% from 41% for the same period in 1998. The improvement in both periods can be attributed to higher volumes and higher average brick selling prices. Gross profit margins in the Footwear business were 12.3% (28.9% before the special inventory provision) for the third quarter and 22.1% (28.1% before the special inventory provision) for the first nine months of 1999, versus 26.5% and 28.4% for the third quarter and the first nine months of 1998, respectively. Higher sales volumes and improved production efficiencies account for the quarter-over-quarter improvement before the special provision, while higher returns and discounts caused by computer and shipping problems in the first part of 1999, problems that were absent in the same period of 1998, explain the lower margin realized in 1999's first nine months.

                                     Page 10
===============================================================================

   Selling, general and administrative expenses increased to 26.4% of sales in the third quarter of 1999 compared to 25.8% in the third quarter of 1998. For the first nine months of 1999, such expenses were 27.3% of sales compared to 26.6% during the first nine months of 1998. In the Building Materials segment, these expenses declined as a percentage of sales but in actual dollars were up 15.4% and 12.3% for the quarter and year-to-date periods, respectively, primarily due to higher sales and higher administrative costs associated with new facilities. Footwear's selling, general and administrative expenses were up 22.6% and 14.7% during the same respective periods largely due to higher computer and warehousing costs. These costs are expected to decrease over the remainder of 1999. In addition, during the third quarter, Footwear recognized a restructuring charge of $5.5 million. This amount mainly relates to severance and other plant closing costs incurred or to be incurred with respect to the strategic plan adopted in the third quarter.

   While average effective interest rates decreased slightly in the first nine months of 1999 compared to 1998, average debt levels increased during the same period, resulting in an increase in interest cost from $1,374,000 in 1998 to $1,888,000 in the first nine months of 1999. Interest expense in 1999 was $1,245,000; however, $643,000 of interest cost was capitalized into the cost of new brick and block plants that will begin operations in late 1999.

   Provision for Income Taxes - The Company's provision for income tax was 36% of pre-tax income in the first nine months of 1999, the current estimated effective rate for the full year, compared to 36.5% in the same period of 1998.

   In July 1999, the Company's Footwear division committed to specific steps to be taken as part of its new strategic planning initiatives to improve Footwear operating results. These steps included repositioning certain product lines, reducing the number of stock items, expanding distribution channels, plant closings, and other administrative realignments. A restructuring charge for exit costs of $5.5 million was recognized during the third quarter of 1999. Approximately $2.7 million of this amount relates to cash payments payable in the future. These amounts will be payable in the fourth quarter of 1999 and in the first quarter of 2000. In addition, inventories were evaluated in light of these changes and inventory write-downs of $7 million were recorded during the third quarter.

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

FINANCIAL CONDITION AND LIQUIDITY

   At September 30, 1999, working capital amounted to $172.4 million versus $175.9 million at December 31, 1998. Cash decreased from $5.1 million at year-end to $5 million at the end of 1999's third quarter.

   Cash provided by operating activities during the first nine months of 1999 totaled $42.1 million. These funds and bank financing were used primarily to acquire two brick companies for approximately $20.8 million, net of cash obtained; purchase $39 million of capital assets; buy 935,200 shares of treasury stock totaling $10.2 million; and pay $3.9 million in dividends.

   In the first nine months of 1999, total interest-bearing debt increased $30 million to $60.8 million from $30.8 million at year-end 1998, and the ratio of long-term debt-to-equity was increased to .21 to 1 from .11 to 1 at year-end. At September 30, 1999, unused credit facilities approximated $35 million; an amount well above the company's estimated requirements.

                                     Page 11
===============================================================================

   Cash dividends declared in the first, second and third quarters of 1999 and 1998 were $.05 a share.

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

                                     Page 12
===============================================================================

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   The company is not presently involved in any lawsuits seeking damages relating to the normal conduct of its business that if adversely determined would have a material effect on the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The information required by this item was provided in the company's Form 10-Q for the quarter ended June 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        (27) Financial Data Schedule for the period ended September 30, 1999

   (b)  Reports on Form 8-K

             On September 15, 1999, the Company announced that the Board of Directors approved Amendment No. 2 to the Rights Agreement, dated as of October 6, 1999, between Justin Industries, Inc. and The Bank of New York as successor Rights Agent. Such amendment extends the Rights Agreement for an additional five years until October 6, 2004. The Form 8-K was filed on September 16, 1999.

                                     Page 13
===============================================================================

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.



/S/ RICHARD J. SAVITZ
Richard J. Savitz
Senior Vice President/
Chief Financial Officer


Dated this 12th day of November 1999.

                                     Page 14
===============================================================================