Form 10-K405
period 1999-12-31
JUSTIN INDUSTRIES INC
filed 2000-03-29
CIK 54182

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to __________________

                          Commission file number 0-3041

                             JUSTIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                Texas                                      75-0102185
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

 2821 West 7th Street, Fort Worth, Texas                      76107
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (817) 336-5125

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                            which registered
          -------------------                       -------------------------
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

                        $454,872,108 as of March 17, 2000

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  25,717,151 Common Shares as of March 17, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

  Parts I, II, and IV incorporate certain information by reference from the Annual Report to Shareholders for the year ended December 31, 1999. Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2000.

===============================================================================

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

Signatures

                                     Page 1
===============================================================================

                                     PART I

ITEM 1.   BUSINESS

  Justin Industries, Inc. and its subsidiaries are herein collectively referred to as the "Company", unless the context indicates otherwise. The Company, where specifically indicated, has incorporated by reference certain information contained in its 1999 Annual Report to Shareholders. Other references made to that report are for information purposes only and the information in the Annual Report to Shareholders is not deemed incorporated in this Form 10-K.

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

  In early January 1999, Acme acquired the assets of Texas Clay Industries, a division of Temtex Industries, Inc. for a total purchase price of approximately $13.3 million. The assets acquired consisted of accounts receivable, inventory and supplies, and land, buildings and equipment related to one brick plant and associated clay reserves in Texas. The plant added about 7% to Acme's production capacity. Effective June 30, 1999, Acme acquired Eureka Brick and Tile. The total purchase price, net of cash acquired, was approximately $11.1 million. The assets acquired consisted of accounts receivable, inventory and supplies, other assets, and land, buildings, and equipment related to one brick plant and associated clay reserves in Arkansas. The plant added about 5% to Acme's production capacity. These acquisitions were accounted for as purchases in 1999.

  Justin's operations are in two principal business areas operating under the corporate names of: (i) Acme Building Brands, Inc.--manufactures and sells building materials, which includes the operations of Acme, American Tile, and Featherlite Building Products, and (ii) Justin Brands, Inc.--manufactures, purchases, and sells footwear products, which includes the product lines of Justin Boot, Nocona, Tony Lama and Chippewa.

FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS

  Financial information about reportable segments of the company is included in
Note 10, page 32, of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders. Such information is hereby incorporated by reference.

NARRATIVE DESCRIPTION OF BUSINESS

  The following information is presented in addition to the information included in the Report on Operations contained on pages 5 through 14 of the company's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

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

  Other products in the Company's building materials segment include concrete block manufactured and sold under the trade name Featherlite Building Products ("Featherlite") and cut limestone manufactured under the name Texas Quarries. The primary markets for these products are in Texas and its neighboring states.

  Acme and Featherlite also represent other manufacturers as distributors of such items as clay brick, glass block, glazed and unglazed tile and masonry units, fireplace equipment, masonry cleaners, masonry saws, wall reinforcements, masonry tools, masonry cement, and purchased used brick for resale. This segment also includes the sale of ceramic and marble floor and wall tile through American Tile distribution centers in Texas and one location in Arkansas.

                                     Page 2
===============================================================================

  In the states of Texas, Louisiana, Arkansas, Oklahoma, New Mexico, Kansas, Tennessee, and Missouri, Acme, American Tile, and Featherlite market their building materials through approximately 500 full-time company sales employees serving architects, contractors, home builders, and others in the construction market. These direct sales comprise the majority of the Company's building materials sales. In the other states, sales are made principally through independent distributors and dealers. The majority of the building materials manufactured by the company are sold within a 250-mile radius of the plant where they are produced.

  MANUFACTURE, PURCHASE, AND SALE OF FOOTWEAR PRODUCTS

  Footwear operations include the design, manufacture or purchase, and distribution of men's, women's, and children's western style, safety, work and sports boots and shoes, primarily for sale in the United States under the principal brand names of "Justin(R)", "Nocona(R)", "Tony Lama(R)", "Chippewa(R)", and "Sport Lace-R(R)".

  In 1999, approximately 67% of pair sold in the Justin, Tony Lama, Nocona and Chippewa product lines were manufactured domestically at five plant sites: El Paso, Texas; Cassville and Carthage, Missouri; Fort Worth, Texas; and Nocona, Texas. The Fort Worth and Nocona plants were closed during the second half of 1999, and all domestic production was consolidated at the remaining three plants. Purchased footwear is acquired primarily from foreign manufacturers in Mexico, China, and Italy. Administrative functions for the footwear operations are headquartered in Fort Worth, Texas.

  The Company's footwear products are marketed by company and independent sales representatives who are compensated on a commission basis. Sales are made throughout the United States to a network of approximately 6,500 authorized retail outlets and dealers such as western goods stores, department stores, specialty retail stores, and mail order houses. Footwear products are sold in a wide price range from value products made of synthetics to premium all-leather products.

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

RAW MATERIALS

  The principal raw materials for the company's brick are clay and shale mined primarily from company-owned properties. The company has developed adequate clay reserves located at or near plant sites to supply its needs for the foreseeable future. Other raw materials used in the building materials operations, such as cement, aggregate, and additives, are purchased by the company in the open market and appear to be readily available for the foreseeable future from numerous domestic suppliers.

  The building materials operations consumes large quantities of natural gas and other combustible fuels in the drying and firing of its clay products. In periods of severe cold weather, and occasionally at other times, the company's natural gas supplies have been limited by its suppliers at certain locations. However, the company believes it will be able to obtain an adequate supply of energy in the future to meet its requirements.

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

                                     Page 3
===============================================================================

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

BACKLOG OF ORDERS AT END OF FISCAL YEAR

  An analysis of backlog orders is presented on page 21 of the Company's 1999 Annual Report to Shareholders, which is incorporated herein by reference. In accordance with industry practice, unfilled orders for clay brick and footwear products are generally cancelable by customers at any time and for this reason may not be considered firm backlog in the traditional sense. Substantially all unfilled orders are expected to be filled within one year.

COMPETITION

  The business environments in which the Company operates are highly competitive in the areas of price, service, and product quality. Unless otherwise indicated below, the Company's relative competitive position within its product lines and market areas is not readily available due to constant changes in the number and identity of competitors and types of competitive products.

  In the building materials segment, competition includes other suppliers of brick and concrete products, as well as suppliers of diverse alternative building materials such as stucco, steel, aluminum, glass, plastic, and wood products. There are numerous manufacturers of various types of brick and concrete products in the United States, virtually all of which operate on a regional or local basis. In every geographical area served by the company, there are numerous competitors in all significant building product lines. The company is one of the largest face brick manufacturers in the United States and the largest in the southwestern part of the United States. There are numerous plants manufacturing concrete products in the area in which the company owns and operates plants.

  The Company's western style boots and other footwear products compete with approximately 20 other major manufacturers and distributors of high quality merchandise, and many more manufacturers and distributors of lesser quality footwear.

RESEARCH ACTIVITIES

  In the normal course of business, the Company conducts research and development activities to improve existing products and to develop new products within its current product lines. These activities include developing new styles, investigating new materials, and developing new manufacturing techniques. The amount spent during each of the last three fiscal years on these activities did not exceed one percent of the Company's total operating revenues.

                                     Page 4
===============================================================================

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

EMPLOYEES

  The Company had 3,826 employees in its operations as of December 31, 1999.

  The number of employees by job position at December 31, 1999, was as follows:

                         Building
                         Materials    Footwear      Parent       Total
                         ---------   ----------   ----------   ----------
Production                 1,620          754            -        2,374
Sales                        501          178            -          679
Administrative,
 Engineering,
  Clerical, and Other        588          160           25          773
                         ---------   ----------   ----------   ----------
                           2,709        1,092           25        3,826
                         =========   ==========   ==========   ==========

FOREIGN OPERATIONS

  Footwear products are marketed in foreign countries, primarily Canada, Western Europe, and Japan. Foreign operations are not material to consolidated operations.

ITEM 2.   PROPERTIES

  Information concerning the Company's principal production facilities is as follows:

  The company's current annual brick manufacturing capacity is approximately 1,040 million brick. The company's 21 operating brick plants are located on approximately 9,000 acres of land, which includes associated clay mining operations. The plants have individual production capacities ranging from 14.5 million to 128 million brick each year.

  The company's tile distribution centers operate out of 17 leased facilities, consisting of approximately 350,000 square feet of showroom, office and warehouse space, and four owned showroom/warehouse facilities containing 85,000 square feet.

  The company's concrete operations include eight concrete block plants on tracts of land ranging from 5 acres to 24 acres. In addition, the company operates a limestone mill on a 36-acre tract of land, owns 62 acres of volcanic cinder mines, and leases mining rights on 2,100 acres of land for quarrying architectural limestone.

  The footwear manufacturing facilities consist of seven plants, four of which are currently not operating, and related warehouses containing approximately 798,000 square feet, located on land owned by the company. These plants have a designed capacity to produce in excess of 3 million pair of footwear annually.

  The Company's corporate administrative headquarters in Fort Worth, Texas is contained in 26,000 square feet of modern office facilities.

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

                                     Page 5
===============================================================================

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS OF REGISTRANT

  Certain information regarding the executive officers is as follows:

                                Employed
                                   by       Date First
                                Company    Appointed an
         Name             Age      in        Officer            Title
-----------------------  -----  --------  --------------  -------------------
Current Executive Officers
--------------------------
J. T. Dickenson            70     1974    September 1983  President and Chief
                                                            Executive Officer

Richard J. Savitz          53     1979    March 1982      Senior Vice President
                                                            Chief Financial
                                                            Officer and
                                                            Secretary

Harrold E. Melton          64     1975    December 1999    Vice President-
                                                             Building Materials

J. Randy Watson            42     1993    December 1999    Vice President-
                                                             Footwear

Judy B. Hunter             41     1990    October 1990     Vice President,
                                                             Controller, and
                                                             Treasurer

Executives Retiring in 1999
---------------------------
John Justin (1)            83     1936    December 1969    Chairman of the
                                                             Board and Chief
                                                             Executive Officer

Edward L. Stout, Jr.(2)    74     1949    March 1974       Vice President-
                                                             Brick Operations

(1) - Mr. Justin retired from the Company in April 1999.
(2) - Mr. Stout retired from the Company in December 1999.

  There are no family relationships among any of the above officers and there are no known arrangements or understandings between any executive officer and any other person pursuant to which any of the above named persons was selected as an officer.

                                     Page 6
===============================================================================

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

  Incorporated by reference from the 1999 Annual Report to Shareholders, page
39.

  As of February 29, 2000, there were 1,402 common shareholders of record. In addition, approximately 2,300 shareholders are participants in the Justin Industries, Inc. Employee Stock Ownership Plan.

  Dividends declared for the most recent two fiscal years are as follows:

              Quarter Ended       Cash Dividend Declared
              --------------     -----------------------

                 3/31/98                  $.05
                 6/30/98                  $.05
                 9/30/98                  $.05
                12/31/98                  $.05
                 3/31/99                  $.05
                 6/30/99                  $.05
                 9/30/99                  $.05
                12/31/99                  $.05

ITEM 6.   SELECTED FINANCIAL DATA

  Incorporated by reference from the 1999 Annual Report to Shareholders, pages 36 and 37.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Incorporated by reference from the 1999 Annual Report to Shareholders, pages 16 through 21.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's market risks are immaterial.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated balance sheets of the Company at December 31, 1999 and 1998 and the consolidated statements of income, shareholders' equity, and cash flows for the years 1999, 1998, and 1997 and the report of independent auditors thereon, and the Company's unaudited quarterly financial data for the two-year period ended December 31, 1999 are incorporated by reference from the 1999 Annual Report to Shareholders, pages 23 through 34 and page 39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                     Page 7
===============================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held April 21, 2000 ("Proxy Statement"), pages 2 through 6.

  Information regarding the executive officers is included in Part I.

ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated herein by reference from the Proxy Statement, pages 7 through 12.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required as to security ownership is incorporated herein by reference from the Proxy Statement, pages 2 through 4.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference from the Proxy Statement, page 15.

                                     Page 8
===============================================================================

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS
   --------------------------
                                                         Reference
                                                 ----------------------------
                                                              Annual Report
                                                             to Shareholders
                                                 Form 10-K        (Page)
                                                 ---------   ---------------
Data incorporated by reference from
  attached Annual Report to Shareholders
  of Justin Industries, Inc.:

  Report of independent auditors                                    34

  Consolidated balance sheet at
    December 31, 1999 and 1998                                      23

  For the years ended December 31, 1999,
    1998, and 1997:
      Consolidated statement of income                              24
      Consolidated statement of shareholders'
        equity                                                      24
      Consolidated statement of cash flows                          25

  Notes to consolidated financial statements                       26-33

       2.FINANCIAL STATEMENT SCHEDULES
       -------------------------------

  Report of Independent Auditors and Consent of
    Independent Auditors                            S-1

  Schedules for years ended December 31, 1999,
    1998, and 1997:

    II - Valuation and qualifying accounts          S-2

  All other schedules and compliance information have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and the notes thereto.

                                     Page 9
===============================================================================

     3.   EXHIBITS
     -------------

Exhibit
  No.                        Description
-------                      -----------

 3.1 Articles of Incorporation of Registrant, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-8 dated April 27, 1993)

 3.2 By-Laws of Registrant, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K dated September 7, 1990)

 4.1 Rights Agreement dated as of October 6, 1989 between Registrant and Team Bank, as Rights Agent (incorporated by reference to Registrant's Registration Statement on Form 8-A dated October 10, 1989)

 4.2 First Amendment to Rights Agreement dated as of October 4, 1990 between Registrant and Ameritrust Texas, N.A., as successor Rights Agent (incorporated by reference to Registrant's Amendment No. 1 on Form 8 to Registration Statement on Form 8-A dated October 4, 1990)

 4.3 Amendment No. 2 to Rights Agreement, dated as of October 6, 1999, between Justin Industries, Inc. and The Bank of New York as successor Rights Agent (incorporated by reference to Amendment No. 2 on Form 8-A/A to Registration Statement on Form 8-A dated September 16, 1999).

 10.1   Registrant's 1981 Stock Option Plan*

 10.2   Registrant's 1984 Incentive Stock Option Plan*

 10.3 Registrant's Justin Industries, Inc. 1996 Non-Employee Director Stock Option Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held on April 11,
        1996)

 10.4 Registrant's 1992 Stock Option Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held on April 3, 1992)

 10.5 Registrant's 1999 Performance Incentive Plan (incorporated by reference from the company's definitive proxy statement for the Annual Meeting of Shareholders held on April 16, 1999)

 10.6   Registrant's Deferred Compensation Plan*

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

                                     Page 10
===============================================================================

Exhibit
  No.                        Description
-------                      ------------

 10.15 Revolving Loan Agreement between Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank) as Administrative Lender and the several banks listed on the signature pages thereof, as amended in the First and Second Amendments through June 9, 1990*

 10.16  Third Amendment to the Revolving Loan Agreement dated as of December
        3, 1990 among Registrant, NationsBank of Texas, N.A. (formerly NCNB Texas National Bank), Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank--Fort Worth, N.A. (incorporated by reference to Registrant's Current Report on Form 8-K dated December 3, 1990)

 10.17  Fourth Amendment to the Revolving Loan Agreement dated as of
        December 31, 1991 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1991 Annual Report on Form 10-K)

 10.18  Fifth Amendment to the Revolving Loan Agreement dated as of May 1,
        1992 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A. (formerly Team Bank), Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (successor by merger to Texas Commerce Bank--Fort Worth, N.A.) (incorporated by reference to Registrant's 1992 Annual Report on Form 10-K)

 10.19  Sixth Amendment to the Revolving Loan Agreement dated as of December
        31, 1993 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., Citibank, N.A., The Bank of New York and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1993 Annual Report on Form 10-K)

 10.20 Seventh Amendment to the Revolving Loan Agreement dated as of July 24, 1995 among Registrant, certain subsidiaries of the Registrant, NationsBank of Texas, N.A., as Administrative Lender, NationsBank of Texas, N.A., Bank One, Texas, N.A., The Bank of New York, and Texas Commerce Bank, National Association (incorporated by reference to Registrant's 1995 Annual Report on Form 10-K)

 13     Annual report to shareholders for the year ended December 31, 1999

 21     Subsidiaries of the Registrant

 23 Report of Independent Auditors and Consent of Independent Auditors (included herein at page S-1)

 27.1   Financial Data Schedule for the period ended December 31, 1999

* Incorporated by reference to Registrant's Amendment No. 1 on Form 8 to Annual Report on Form 10-K dated August 23, 1990.

  (b)  REPORTS ON FORM 8-K
       -------------------

  Form 8-K dated September 15, 1999 was filed reporting Amendment No. 2 to the Company's Rights Agreement, dated as of October 6, 1999 with The Bank of New York as successor Rights Agent (incorporated by reference to Amendment No. 2 on Form 8-A/A to Registration Statement on Form 8-A dated September 16, 1999).

                                     Page 11
===============================================================================

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUSTIN INDUSTRIES, INC.
-----------------------
     (Registrant)

By:/S/ JOHN V. ROACH
   -------------------
   John V. Roach
   Chairman of the Board
   March 29, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/S/ JOHN V. ROACH                     /S/ WILLIAM E. TUCKER
-----------------------               -----------------------
John V. Roach                         William E. Tucker
Chairman of the Board                 Director, March 29, 2000
March 29, 2000


/S/ JOHN JUSTIN                       /S/ ROBERT E. GLAZE
-----------------------               -----------------------
John Justin                           Robert E. Glaze
Chairman Emeritus                     Director, March 29, 2000
March 29, 2000


/S/ J. T. DICKENSON                   /S/ DEE J. KELLY
-----------------------               -----------------------
J. T. Dickenson                       Dee J. Kelly
Director, President and Chief         Director, March 29, 2000
Executive Officer
March 29, 2000


/S/ RICHARD J. SAVITZ                 /S/ JOSEPH R. MUSOLINO
-----------------------               -----------------------
Richard J. Savitz                     Joseph R. Musolino
Senior Vice President and             Director, March 29, 2000
Chief Financial Officer
March 29, 2000


/S/ MARVIN GEARHART
-----------------------
Marvin Gearhart
Director, March 29, 2000





                                     Page 12
===============================================================================

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Justin Industries, Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 2, 2000, incorporated by reference in this Annual Report (Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of the Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /S/ ERNST & YOUNG LLP
                                             -----------------------


Fort Worth, Texas
February 2, 2000




                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Justin Industries, Inc. of our report dated February 2, 2000, included in the 1999 Annual Report to Shareholders of Justin Industries, Inc.

We also consent to the incorporation by reference in the a) Registration Statement (Form S-8 No. 33-11915) pertaining to the Justin Industries, Inc. 1981 Stock Option Plan and the Justin Industries, Inc. 1984 Incentive Stock Option Plan and in the related Prospectus; b) Registration Statement (Form S-8 No. 33-52783) pertaining to the Justin Industries, Inc. Employee Stock Ownership Plan and in the related Prospectus; c) Registration Statement (Form S-8 No. 33-61776) pertaining to the Justin Industries, Inc. 1992 Stock Option Plan and in the related Prospectus; d) Registration Statement (Form S-8 No. 333-51823) pertaining to the Justin Industries, Inc. 1996 Non-Employee Director Stock Option Plan; and e) Registration Statement (Form S-8 No. 333-76691) pertaining to the Justin Industries, Inc. 1999 Performance Incentive Plan and in the related Prospectus of our reports dated February 2, 2000, with respect to the consolidated financial statements and schedule of Justin Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1999.



                                             /S/ ERNST & YOUNG LLP
                                             ------------------------


Fort Worth, Texas
March 27, 2000

                                       S-1
===============================================================================
                             JUSTIN INDUSTRIES, INC.
                                  CONSOLIDATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          YEARS ENDED DECEMBER 31, 1999
                            (IN THOUSANDS OF DOLLARS)


                         Balance                                 Balance
                           at        Additions                   at End
                        Beginning    Charged to   Deductions     of Year
                         of Year       Income        (1)           (2)
                        ---------    ----------   ----------    ---------
Reserve Deducted from
 Related Assets:

1997
----
  Doubtful Accounts     $  3,069      $  1,624     $  1,596     $  3,097

1998
----
  Doubtful Accounts     $  3,097      $  1,349    $     912     $  3,534

1999
----
  Doubtful Accounts     $  3,534       $  594     $     925     $  3,203



(1)  Accounts written off, less recoveries.

(2) The reserve for doubtful accounts is deducted from accounts receivable in the financial statements.

                                       S-2
===============================================================================