Form 10-Q
period 2000-03-31
JUSTIN INDUSTRIES INC
filed 2000-05-12
CIK 54182

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                            ________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


Commission file number 0-3041


                             JUSTIN INDUSTRIES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                       75-0102185
  ------------------------------                    -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                              2821 West 7th Street
                              Fort Worth, TX 76107
                    ----------------------------------------
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (817) 336-5125
                               ------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   XX      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,735,733 shares of the Company's Common Stock ($2.50 par value) were outstanding as of April 28, 2000.

===============================================================================
                             JUSTIN INDUSTRIES, INC.

                                Table of Contents

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:
          Consolidated Balance Sheet
            March 31, 2000 and December 31, 1999                          3
          Consolidated Statement of Income
            Three Months Ended March 31, 2000 and 1999                    4
          Consolidated Statement of Shareholders' Equity
            Three Months Ended March 31, 2000 and 1999                    4
          Consolidated Statement of Cash Flows
            Three Months Ended March 31, 2000 and 1999                    5
          Notes to Consolidated Financial Statements                      6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                              12

  Item 4. Submission of Matters to a Vote of Security Holders            12

  Item 6. Exhibits and Reports on Form 8-K                               12

SIGNATURE                                                                13


All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

                                     Page 2
===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JUSTIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
In Thousands of Dollars
                                                         March 31,     December 31,
                                                           2000            1999
                                                       ------------    ------------
                                                       (Unaudited)
ASSETS
------
Current assets:
  Cash                                                   $    7,424      $    5,720
  Accounts receivable, less allowance for doubtful
    accounts of $3,081 and $3,203, respectively              78,071          83,988
  Inventories:
    Finished goods                                          100,492          95,678
    Work-in-process                                           5,129           3,930
    Raw materials                                            19,937          20,732
                                                       ------------    ------------
      Total inventories                                     125,558         120,340

  Income taxes                                                3,882          10,113
  Prepaid expenses                                            2,371           2,488
                                                       ------------    ------------
      Total current assets                                  217,306         222,649
Other assets, at cost                                        35,247          35,427
Assets held for sale                                          2,797           2,797
Property, plant, and equipment, at cost:
  Land                                                       24,339          23,688
  Buildings and equipment                                   342,453         334,947
  Construction-in-process                                    10,926          13,639
                                                       ------------    ------------
                                                            377,718         372,274
  Less accumulated depreciation                             203,778         199,840
                                                       ------------    ------------
    Net property, plant, and equipment                      173,940         172,434
                                                       ------------    ------------
                                                         $  429,290      $  433,307
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable to banks                                 $        -      $    4,000
  Trade accounts payable                                     17,872          21,976
  Other accrued items                                        38,228          39,158
                                                       ------------    ------------
      Total current liabilities                              56,100          65,134
Long-term debt                                               35,750          39,750
Deferred income taxes                                        20,243          20,243
Shareholders' equity                                        317,197         308,180
                                                       ------------    ------------
                                                         $  429,290      $  433,307
                                                       ============    ============

                   See notes to consolidated financial statements.

                                     Page 3
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
In Thousands of Dollars (Except Per Share Data)

                                                         Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                          2000         1999
                                                      -----------  -----------
                                                             (Unaudited)
Net sales                                              $ 124,026    $ 111,909
Cost and expenses:
  Cost of goods sold                                      76,238       71,227
  Selling, general, and administrative expenses           32,776       31,300
  Interest expense                                           454          471
                                                      -----------  -----------
                                                         109,468      102,998
                                                      -----------  -----------
Income before income taxes                                14,558        8,911
Provision for income taxes                                 5,241        3,253
                                                      -----------  -----------
Net income                                             $   9,317    $   5,658
                                                      ===========  ===========

Earnings per share:
  Basic                                                $     .36    $     .22
                                                      ===========  ===========
  Diluted                                              $     .36    $     .22
                                                      ===========  ===========

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2000 and 1999
In Thousands of Dollars (Except Share and Per Share Data)


                                                       Capital in               Unearned
                               Preferred    Common     Excess of    Retained     Compen-    Treasury
                                 Stock       Stock     Par Value    Earnings     sation      Stock
----------------------------   ---------  ----------  -----------  ----------  ----------  ----------
(Unaudited)
Balance January 1, 2000         $     -    $ 69,849    $  16,822    $247,133    $ (1,140)   $(24,484)
Net income                            -           -            -       9,317           -           -
Exercise of stock options             -           -          117           -           -         568
Non-cash compensation                 -           -            -           -         496
Cash dividends declared
  ($.06 per share)                    -           -           62     (1,543)           -           -
                               ---------  ----------  -----------  ----------  ----------  ----------
Balance March 31, 2000          $     -    $ 69,849    $  17,001    $254,907    $   (644)   $(23,916)
                               =========  ==========  ===========  ==========  ==========  ==========

Balance January 1, 1999         $     -    $ 69,674    $  15,685    $223,915    $      -    $(16,706)
Net income                            -           -            -       5,658           -           -
Purchase of 887,800 shares of
  stock for treasury                  -           -            -           -           -      (9,636)
Exercise of stock options             -           -          (12)          -           -          10
Cash dividends declared
  ($.05 per share)                    -           -            -      (1,270)          -           -
                               ---------  ----------  -----------  ----------  ----------  ----------
Balance March 31, 1999          $     -    $ 69,674    $  15,673    $228,303    $      -    $(26,332)
                               =========  ==========  ===========  ==========  ==========  ==========

                   See notes to consolidated financial statements.

                                     Page 4
===============================================================================

JUSTIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands of Dollars


                                                                           Three Months Ended
                                                                                March 31,
                                                                         -----------------------
                                                                            2000         1999
                                                                         ----------   ----------
                                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                                              $  9,317     $  5,658
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                                           5,598        4,348
      Amortization                                                             544          555
      Provision for losses on accounts receivable                              348          424
      Gain on sale of property, plant, and equipment                           (64)        (127)
      Non-cash compensation expense                                            558            -
      Changes in assets and liabilites:
        Decrease in accounts receivable                                      5,569        4,877
        (Increase) decrease in inventories                                  (5,218)         293
        Decrease in other current assets                                     6,348        3,278
        Decrease in accounts payable and accrued expenses                   (5,292)      (5,318)
                                                                         ----------   ----------
           Net cash provided from operating activities                      17,708       13,988

Cash flows from investing activities:
  Proceeds from the sale of property, plant, and equipment                      86          130
  Capital expenditures                                                      (6,896)      (9,215)
  (Increase) decrease in other long-term assets                               (594)         708
  Acquisition of Texas Clay in 1999, net of cash acquired                        -      (12,070)
                                                                         ----------   ----------
           Net cash used in investing activities                            (7,404)     (20,447)

Cash flows from financing activities:
  Borrowings                                                                     -       21,000
  Repayment of borrowings                                                   (8,000)      (6,000)
  Dividends paid                                                            (1,285)      (1,317)
  Purchase of treasury stock                                                     -       (9,636)
  Proceeds from exercise of stock options                                      685           (2)
                                                                         ----------   ----------
           Net cash provided from (used in) financing activities            (8,600)       4,045
                                                                         ----------   ----------
Net increase (decrease) in cash                                              1,704       (2,414)
Cash at beginning of period                                                  5,720        5,100
                                                                         ----------   ----------
Cash at end of period                                                     $  7,424     $  2,686
                                                                         ==========   ==========

                   See notes to consolidated financial statements.

                                     Page 5
===============================================================================

JUSTIN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000


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

   A summary of the company's significant accounting policies is presented on page 26 of its 1999 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the company during 2000. Certain reclassifications have been made in March 31, 1999 amounts to conform to the 2000 presentation.

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

2.   LONG-TERM DEBT

   Certain loan agreements contain minimum requirements as to working capital, cash flow from operations, and tangible net worth, redemption of outstanding stock, and change in control of the company. As of March 31, 2000, the company was in compliance with all such requirements and restrictions.

3.   EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share: (in thousands, except per share data)

                                                      Three Months Ended
                                                           March 31
                                                     --------------------
                                                       2000        1999
                                                     ---------   ---------
Numerator for basic and diluted
  earnings per share                                  $ 9,317     $ 5,658
                                                     =========   =========
Denominator for basic earnings per share--
  weighted average shares                              25,660      25,753
Effect of dilutive securities:
  Employee stock options                                  283         185
  Convertible preferred stock                               3           3
                                                     ---------   ---------
Dilutive potential common shares                          286         188
                                                     ---------   ---------
Denominator for diluted earnings per share--
  adjusted weighted average shares
  and assumed conversions                              25,946      25,941
                                                     =========   =========
Basic earnings per share                              $   .36     $   .22
                                                     =========   =========
Diluted earnings per share                            $   .36     $   .22
                                                     =========   =========

                                     Page 6
==============================================================================

4.   SEGMENT DISCLOSURES

   The following information is presented as required by Statement No. 131: (in thousands of dollars)

             Three Months Ended               Building
               March 31, 2000                 Products    Footwear   All Other     Total
-------------------------------------------------------------------------------------------
Net sales                                     $ 82,906    $ 41,120   $      -     $124,026
Operating profit (loss)                         16,030       1,103     (2,121)      15,012
Depreciation and amortization expense            4,838       1,086        115        6,039
Identifiable assets                            254,767     153,092     21,431      429,290
Expenditures for long-lived assets               6,809          29         58        6,896
-------------------------------------------------------------------------------------------
             Three Months Ended
               March 31, 1999
--------------------------------------------
Net sales                                     $ 76,774    $ 35,135   $      -     $111,909
Operating profit (loss)                         13,757      (2,725)    (1,650)       9,382
Depreciation and amortization expense            3,652       1,187         64        4,903
Identifiable assets                            215,867     154,444     31,662      401,973
Expenditures for long-lived assets               8,473         591        151        9,215
Expenditures for acquisition of Texas Clay      12,070           -          -       12,070
-------------------------------------------------------------------------------------------

                                                 Three Months Ended
                                                      March 31
                                               ----------------------
                                                  2000        1999
                                               ----------  ----------
Reconciliation
  Total operating profit above                  $ 15,012    $  9,382
  Interest expense                                   454         471
                                               ----------  ----------
  Consolidated income before income taxes       $ 14,558    $  8,911
                                               ==========  ==========

5.   ACQUISITION

   Effective June 30, 1999, Acme Brick Company acquired Eureka Brick and Tile for a total purchase price, net of cash acquired, of approximately $11.1 million. The assets acquired consisted of approximately $1 million in accounts receivable, $1.3 million in inventory and supplies, $.9 in other assets, and $7.9 million in land, buildings, and equipment related to one brick plant and associated clay reserves in Clarksville, Arkansas. The plant added about 5% to Acme's annual production capacity. The acquisition was accounted for as a purchase in 1999, and as such, the results of operations of the plant, which are immaterial to consolidated operations, are included with that of the Company from June 30, 1999.

6.   COMMITMENTS

   At March 31, 2000, the Company and its subsidiaries had contractual commitments for purchases of property, plant, and equipment of approximately $7 million. In addition, Justin Brands had commitments to purchase footwear that totaled $4.6 million as of March 31, 2000.

                                     Page 7
===============================================================================

7.   FOOTWEAR'S 1999 RESTRUCTURING CHARGE

   In July 1999, the Company's Footwear division committed to specific steps to be taken as part of its new strategic planning initiatives to improve Footwear operating results. These steps include repositioning certain product lines, reducing the number of stock items, expanding distribution channels, plant closings, and other administrative realignments. A restructuring charge for exit costs of $5.5 million was recognized during the third quarter of 1999. The following chart describes the remaining components of the restructuring charge accrual and the activity in the restructuring charge accrual during the first quarter of 2000. (in thousands of dollars)

  Footwear Restructuring        December 31,                  March 31,
      Charge Accrual                1999        Payments        2000
------------------------------------------------------------------------
Termination benefits              $     623      $  (371)      $    252
Other plant closure costs               302          (71)           231
                                ------------   -----------   -----------
                                  $     925      $  (442)      $    483
                                ============   ===========   ===========

   The remaining accrual for termination benefits relates to severance for certain employees terminated near the end of 1999 that will be paid over the remainder of 2000. Other plant closure costs remaining at March 31, 2000 will also be paid during 2000. The Company will continue to pursue the disposal of related real property during 2000. There have been no adjustments to the restructuring accrual during the first quarter of 2000 other than reductions for payments.

8.   FOOTWEAR'S COMPUTER SYSTEMS IMPLEMENTATION

   As reported in previous filings, Justin Brands had significant difficulties with new computer systems activated in the fourth quarter of 1998. These problems caused a significant slow-down in shipping during the last quarter of 1998, and a less severe, but noticeable slow-down in shipping during the first quarter of 1999. In addition, while these problems were solved during 1999, higher than normal amounts were spent on warehousing and information technology during 1999.

                                     Page 8
===============================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   SALES - Consolidated net sales for the three months ended March 31, 2000 of $124 million were 10.8% over the $111.9 million in 1999's first quarter.

      BUILDING PRODUCTS SALES - Sales in the Building Products segment were up approximately 6.4% over the first quarter of 1999. Brick sales, comprising 75% of total building products sales, provided all of the improvement as 4.7% more brick units were shipped and average unit pricing improved 12% compared to the same quarter in 1999. Higher brick volumes are attributable to strong market conditions coupled with increased manufacturing capacity. Two brick plants were acquired during 1999, and construction of a new molded brick plant was completed in January 2000. Improved pricing was also achieved as demand for brick continued to outstrip available supplies. At the end of March 2000, brick backlogs were at an all-time high--52% higher than a year ago and 13% higher than at December 31, 1999.
      Block and tile sales were down approximately 3% from the previous year primarily due to the consolidation of Acme and Featherlite locations and closure of certain unprofitable retail tile locations. Both of these strategic initiatives are expected to produce improved operational efficiencies.

      FOOTWEAR SALES - Total Footwear net sales for the three months ended March 31, 2000 increased 17.1% from 1999's first quarter. The Justin Original Workboot continued to show significant growth quarter over quarter as sales in 2000's first quarter were up 30.9% over the same period in 1999. Approximately $1.4 million of sales in the first quarter of 2000 were related to liquidation of inventory written-down in the third quarter of 1999. This inventory was sold at prices well below normal wholesale prices. Excluding these sales, net sales for the Justin, Tony Lama, and Chippewa lines increased significantly compared to 1999. Overall, excluding sales of written-down inventory, units sold were up 28.1% while average unit pricing was 10.9% lower. Nocona experienced a decline in sales due to new strategic initiatives to realign the brands into distinct niches. These results reflect a continuing change in sales product mix as new lower price-point product lines were introduced during 1999 and 2000. In 1999's first quarter, the company experienced product shortages related to new western products manufactured by third parties in Mexico; unusually high returns; and computer system problems that hampered normal shipping.

   COSTS AND EXPENSES - The consolidated gross profit margin improved in the first quarter of 2000 to 38.5% compared to 36.4% in the same quarter of 1999. Building Products' gross margin improved from 40.2% in 1999's first quarter to 42.1% in the first quarter of 2000. Higher brick selling prices produced the gain which more than offset increases in average manufacturing costs. Gross profit margins in the Footwear business increased to 31.4% for the first quarter of 2000 versus 28% for the first quarter of 1999, an improvement of 12%. This improvement was provided by higher sales volumes in 2000 along with increased operational efficiencies associated with the implementation of strategic initiatives.

   Selling, general and administrative expenses were 26.4% of sales in the first quarter of 2000 compared to 28% in the first quarter of 1999. Building Products' percentage was higher in 2000's first quarter primarily due to accruals related to incentive programs, while Footwear's percentage improved almost 20% in 2000 due to higher sales volumes, reduced advertising, and elimination of costs associated with computer problems experienced in 1999 's first quarter. Included in 2000 operating expenses was non-cash compensation of $558,000 resulting from the vesting of restricted stock grants to the Chairman of the Board and other executive officers.

                                     Page 9
===============================================================================

   During mid-1999, Justin Brands adopted new strategic initiatives aimed at stimulating growth and returning to profitability. As a result, two manufacturing facilities were closed during the second half of 1999, and other administrative consolidations were completed resulting in recognition of a restructuring charge of $5.5 million during the third quarter of 1999. The restructuring charge consisted primarily of termination benefits for plant and administrative employees and impairments realized on facilities closed. Note 7 to the March 31, 2000 financial statements further describes the remaining components of and activity in the restructuring accrual during the first quarter of 2000. Management continues to estimate that closing these two plants and moving production to other facilities will not affect future revenues but will improve gross profit in the second through fourth quarters of 2000, compared to 1999, as follows: $280,000; $430,000; and $430,000, respectively, including an associated reduction in depreciation of $29,000 each quarter. In addition, consolidation of other administrative operations is estimated to save $345,000 in each quarter of 2000, including a $54,000 quarterly reduction in amortization expense. The previously estimated savings for the first quarter of 2000 were achieved.

   While average effective interest rates increased about one percentage point in the first quarter of 2000 compared to 1999, average debt levels decreased compared to the same period, resulting in a decrease in interest expense of 3.6%, from $471,000 in 1999's first quarter to $454,000 in the first three months of 2000.

   PROVISION FOR INCOME TAXES - The Company's provision for income tax was 36% of pre-tax income in the first quarter of 2000, the current estimated effective rate for the full year, versus 36.5% in 1999.

FINANCIAL CONDITION AND LIQUIDITY

   At March 31, 2000, working capital amounted to $161.2 million versus $157.5 million at December 31, 1999. Cash increased from $5.7 million at year-end to $7.4 million at the end of 2000's first quarter. Normal seasonal changes occurred between year-end and the end of the first quarter resulting in reduced accounts receivable. An increase in inventories was due to the seasonal build-up of Footwear inventories and start-up of a new brick plant during January 2000.

   Cash provided by operating activities in the first quarter of 2000 totaled $17.7 million. These funds were used primarily to reduce bank debt by $8 million; purchase $6.9 million of capital assets; and pay $1.3 million in dividends.

   In the first quarter of 2000, total interest-bearing debt decreased $8 million to $35.8 million from $43.8 million at year-end 1999. The ratio of total interest-bearing debt-to-equity decreased from .14 to 1 at December 31, 1999 to .11 to 1 at March 31, 2000, and the ratio of long-term debt-to-equity decreased to .11 to 1 from .13 to 1 at year-end. Borrowings may increase over the next two quarters to finance capital additions and seasonal working capital needs. At March 31, 2000, unused credit facilities approximated $61 million, an amount well above the company's estimated requirements.

   Cash dividends declared in the first quarter of 2000 were $.06 a share compared to $.05 a share in 1999.

   The Company completed all Year 2000 readiness work and experienced no significant problems.
                                     Page 10
===============================================================================

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

                                     Page 11
===============================================================================
                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   The company is not presently involved in any lawsuits seeking damages relating to the normal conduct of its business that if adversely determined would have a material effect on the consolidated financial statements

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        27.1 Financial Data Schedule for the period ended March 31, 2000

   (b)  Reports on Form 8-K

        None.

                                     Page 12
===============================================================================


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JUSTIN INDUSTRIES, INC.



/S/ RICHARD J. SAVITZ
Richard J. Savitz
Senior Vice President/
Chief Financial Officer





Dated this 12th day of May 2000.

                                     Page 13
===============================================================================